Form 10-K
period 1993-12-31
EQK REALTY INVESTORS I
filed 1994-03-30
CIK 755926

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    ---------------------------------------
                                   FORM 10-K

                    ---------------------------------------

( X )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                           OR

(    )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 1-8815

                             EQK REALTY INVESTORS I
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Massachusetts                              23-2320360
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
  of incorporation or organization)

             5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA                     30342
                   (Address of principal executive offices)                          (Zip Code)

   Registrant's telephone number, including area code:      (404) 303-6100

          Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
    Shares of Beneficial Interest                     New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:      None

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   ( X )

      Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes ____X____ No ____________

      The aggregate market value of Shares of Beneficial Interest held by non-affiliates of the Registrant, based on the closing price of the Shares on March 23, 1994 on the New York Stock Exchange of $2.50 per Unit, is $18,932,500. As of March 23, 1994, 9,264,344 Shares of Beneficial Interest were outstanding. Officers and Trustees of the Company (and certain of their family members) and Equitable Realty Portfolio Management, Inc., Advisor to the Company, are treated as affiliates for the purposes of this computation, with no admission being made that such people or entities are actually affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

      The Company's Proxy Statement relating to its 1994 Annual Meeting of Shareholders is incorporated in Part III, Items 10, 11, 12 and 13.

                               TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                  -----
PART I
Item 1.     Business                                                                                                  2
Item 2.     Properties                                                                                                7
Item 3.     Legal Proceedings                                                                                         8
Item 4.     Submission of Matters to a Vote of Security Holders                                                       8
PART II
Item 5.     Market for the Registrants' Common Equity and Related Stockholder Matters                                11
Item 6.     Selected Financial Data                                                                                  11
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations                    12
Item 8.     Financial Statements and Supplementary Data                                                              15
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                     15
PART III
Item 10.    Directors and Executive Officers of the Registrant                                                       15
Item 11.    Executive Compensation                                                                                   15
Item 12.    Security Ownership of Certain Beneficial Owners and Management                                           15
Item 13.    Certain Relationships and Related Transactions                                                           15
PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                         16

                                     PART I

ITEM 1. BUSINESS.

General Development of Business

     EQK Realty Investors I, a Massachusetts business trust (the 'Company'), was formed pursuant to a Declaration of Trust dated as of October 8, 1984. Equitable Realty Portfolio Management, Inc. ('ERPM,' successor in interest to EQK Partners), acts as the advisor (the 'Advisor') to the Company. ERPM is a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ('Equitable Real Estate'), itself an indirect wholly owned subsidiary of The Equitable Life Assurance Society of the United States ('Equitable'). The principal executive offices of the Company and of the Advisor are located at 5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, Georgia, 30342, and their telephone number is (404) 303-6100.

     The Company has adopted a fiscal and taxable year ending December 31. The Company has transacted its affairs so as to qualify as, and has elected to be treated as, a real estate investment trust under applicable provisions of the Internal Revenue Code. Under the Internal Revenue Code, a real estate investment trust that meets applicable requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders.

     The Company consummated the public offering of its Shares of Beneficial Interest (the 'Shares') on March 12, 1985. The net proceeds to the Company from such offering, net of underwriting discount, amounted to $170,856,000 before deducting offering expenses of $1,062,000. Certain of those proceeds aggregating $167,032,000 were expended to acquire the properties (the 'Properties,' described below under 'Narrative Description of Business') on March 13, 1985.

     The Company initially intended to hold its real estate investments for a period not to exceed 12 years from the date of acquisition and, after the twelfth year, to dispose of any remaining investments in an orderly fashion within a period of two years in order to achieve a complete liquidation of the Company by March 1999. Actual disposition of the Properties may occur at any time prior to March 1999, depending on prevailing conditions in the relevant real estate markets, and the precise timing of dispositions will be in the discretion of the Trustees.

     On December 18, 1985, the Company issued to Salomon Brothers Realty Corp. its seven-year 10.92% Zero Coupon Note (the '1985 Note') in the principal amount of $45,000,000 and the face amount of $94,719,904. The 1985 Note was secured by mortgages on the Properties. The difference between the principal amount of $45,000,000 received for the 1985 Note and the face amount of $94,719,904 that was due at maturity on December 18, 1992 represents interest compounded semi-annually at the rate of 10.92%. The Company utilized the net proceeds from the sale of the 1985 Note ($44,296,000) to repurchase an aggregate of 2,466,211 Shares in the open market between February 13, 1986 and May 6, 1986. In 1992 the Company utilized proceeds from the sale of real estate at Peachtree-Dunwoody Pavilion to prepay a portion of the Note. Also, in 1992, the Company utilized proceeds from the issuance of previously repurchased Shares to its Advisor to prepay a portion of the Note.

     On February 4, 1988, the Company issued to Salomon Brothers Realty Corp. a second Zero Coupon Note (the '1988 Note') in the principal amount of $5,000,000 and the face amount of $7,771,718 payable at its maturity on December 18, 1992. The 1988 Note was also secured by mortgages on the Properties. The difference between the principal amount of $5,000,000 received for the 1988 Note and the face amount of $7,771,718 represents interest compounded semi-annually at the rate of 9.255%. The Company utilized the proceeds from the 1988 Note to repay borrowings under the Company's unsecured revolving credit facility. In 1991 the Company utilized proceeds from the sale of real estate at Castleton Commercial Park ('Castleton') to prepay a portion of the 1988 Note. In 1992 the Company utilized proceeds from the sale of real estate at Peachtree-Dunwoody Pavilion to prepay the remaining portion of the 1988 Note.

     The 1985 Note and the 1988 Note, together with the mortgages securing them, were assigned on February 4, 1988 by Salomon Brothers Realty Corp. to The Prudential Insurance Company of America ('Prudential').

     In December 1992, the Company completed the refinancing of the 1985 Note, which at that time had a balance of $75,689,000, for a term of three years. The interest rates on the refinanced Note are 9.54% in the first year, 9.79% in the second year, and 10.04% in the third year. The new loan agreement requires monthly payments of interest only at the rate of 8.54% per annum. The additional interest charges will be accrued and added to principal over the term of the loan. The amount of principal due at maturity in December 1995 will be $78,928,000. In addition, the lender received in 1992 and 1993 warrants to purchase 165,086 and 151,556 Company shares, respectively, for $.0001 per share, none of which have yet been exercised. The agreement also stipulates that the lender may purchase up to 50,000 additional Company shares in December 1994, although the actual number of such additional shares at each date will be adjusted proportionately with changes to the mortgage balance. The new financing is collateralized by first mortgage liens on Castleton and Harrisburg East Mall ('Harrisburg') real estate, assignments of leases and rents and certain cash balances.

     In December 1992, the Company also completed the restructuring of its bank line of credit into a term loan. The balance of the restructured term loan was $2,859,000 and will also mature in three years. The interest rate on the term loan is 8.33% per annum. Monthly payments are determined based on the same 8.54% pay rate applicable to the primary lender's mortgage. The amount of each monthly payment above the required interest rate is applied to the principal balance of the loan. The amount of principal due at maturity in December 1995 will be $2,839,000. The term loan is secured by subordinate liens on each of the properties and an escrow deposit of $300,000.

     In connection with the debt restructuring, the Company issued 1,675,000 previously repurchased Shares of its stock to its Advisor. The Company received proceeds of $6,700,000, or $4.00 per share, for the Shares. The Company may, at its discretion, reissue the remaining 791,211 Shares previously repurchased. Any issuance of Shares in excess of the Shares previously repurchased would require shareholder approval.

     Apart from its initial investments in the Properties, and subject to certain restrictions, the Company may make additional real estate investments involving the expansion of existing improvements or the acquisition and development of additional properties that are in the immediate vicinity of the Properties. No additional real estate investments are currently contemplated, other than capital improvements to the existing properties.

     The Company may make secured or unsecured borrowings to make distributions to its shareholders, to make permitted additional real estate investments described above and for normal working capital needs, including tenant alterations and/or allowances and the repair and maintenance of properties in which it has invested. The Declaration of Trust prohibits the Company's aggregate borrowings from exceeding 75% of its total asset value, as defined.

     The Company will not engage in any business not related to its real estate investments and, in that connection, the Declaration of Trust imposes certain prohibitions and investment restrictions on various investment practices or activities of the Company.

Narrative Description of Business

     At December 31, 1993, the Company's portfolio consists of two real estate investments: Castleton Commercial Park ('Castleton' or the 'Park'), an office park located in Indianapolis, Indiana, and Harrisburg East Mall ('Harrisburg' or the 'Mall'), a regional shopping center located in Harrisburg, Pennsylvania. During 1993, the Company sold its two remaining office buildings within its office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion or 'Peachtree'.

Castleton Commercial Park

     Location and Area Overview. The Park is located in the northeast portion of Marion County, Indiana, approximately 10 miles from downtown Indianapolis, within a triangle formed by Interstate 465 (the major beltway surrounding the Indianapolis metropolitan area), Interstate 69 and East 82nd Street (a major local thoroughfare). The surrounding area is characterized by varied office, retail, residential and light industrial development. The site has convenient access from Interstate 465 via the Allisonville Road interchange and from Interstate 69 via the 82nd Street interchange.

     Tenants. At December 31, 1993, there were approximately 200 tenants in the Park occupying approximately 1,034,000 square feet of net rentable area, representing an occupancy percentage of 89.4%, and approximately 123,000 square feet of space were vacant.

     Leases covering 157,000 square feet of space are scheduled to expire during 1994. The Company anticipates leases covering approximately 141,000 square feet will be renewed during 1994.

     Competition. The following table provides selected information with respect to Castleton's primary existing competitors. All the competitive properties listed below are comprised of one or more office buildings. Each property is located within 10 miles of the Park.

                                                                                     APPROXIMATE    APPROXIMATE
                                                                                       YEAR(S)      NET RENTABLE
                                     PROPERTY                                         COMPLETED    AREA (SQ. FT.)
- -----------------------------------------------------------------------------------  ------------  --------------
Allison Pointe                                                                       1990                214,000
Metroplex                                                                            1986                180,000
Castleton Business Park                                                              1984-1986           175,000
Shadeland Station                                                                    1983-1986           578,000
Castle Creek                                                                         1984-1990           443,000
Keystone Crossing Office Park                                                        1975-1989         1,330,000
North Meridian Street Office Corridor                                                1975-1982           725,000
Meridian Technology Center                                                           1986                400,000
Hillsdale Tech Centre                                                                1986-1989           300,000

     The Park will continue to be subject to the very competitive market conditions as a result of a high level of existing vacancy. As of December 31, 1993, the office vacancy rate in the Northeast submarket, of which the Park is a part, was 17%, down from 21% in 1992. Space absorption in the suburban market totalled 473,000 square feet in 1993 as compared to 220,000 square feet in 1992. There is virtually no new space expected to come on-line in 1994. The Company believes that, over the long term, Castleton will be able to sustain a relatively high occupancy level due to the quality of the Park, the desirability of its location, and its competitive rent structure, which is somewhat lower than comparable new space.

     The president of Castleway Management Corp., the current manager of Castleton, also serves as marketing manager of a similar park, known as the Precedent, located approximately two and one-half miles from the Park and developed by an affiliate of the former owners of the Park. The Company believes that the Precedent will not have a material adverse impact on the Park, based upon the advantage of the Park's more developed location, as well as the Company's assessment of general supply and demand conditions in the relevant market. Moreover, pursuant to the management agreement with the Company, Castleway Management Corp. must disclose to the Company the terms of any offers to any major tenant at the Park (20,000 square feet or more) within 10 days following initial discussions with such tenant and may not conclude an agreement with such tenant for a period of 30 days thereafter.

Harrisburg East Mall

     Location and Area Overview. The Mall is located in Dauphin County, Pennsylvania, near the intersection of Paxton Street (U.S. Route 322) and Interstate 83. The Center is adjacent to Pennsylvania Route 441, approximately five miles from the Pennsylvania Turnpike and three miles from the central business district of Harrisburg. Access to the site from Interstate 83, the major north-south traffic corridor serving Harrisburg, is provided by the Paxton Street interchange. Access from the Pennsylvania Turnpike, the major east-west traffic corridor serving Harrisburg, is provided by the Interstate 283 interchange.

     Tenants. At December 31, 1993, the Mall had 95 mall and outparcel building tenants (excluding anchor store tenants) occupying approximately 358,000 square feet of gross leasable area, representing an occupancy rate of 93.0%. Other than the anchor store tenants (J.C. Penney, Hess's and John Wanamaker), only Toys R Us, which occupies approximately 51,400 square feet of space, occupies more than five percent of the gross leasable area of the Mall.

     Competition. The following table provides selected information with respect to the Mall's primary existing competitors. Each property is located within five miles of the Mall, except for Park City Mall which is 35 miles away. The inclusion of Park City is due to the lack of major retail space along Interstate 283 between Harrisburg and Lancaster, although its degree of competition with the Mall is limited.

                                                                  GROSS LEASABLE
        SHOPPING CENTER                  TYPE OF CENTER           AREA (SQ. FT.)           ANCHOR STORES
- -------------------------------  -------------------------------  --------------  -------------------------------
Strawberry Square                Enclosed multi-level urban mall        230,000   None

Colonial Park Plaza              Enclosed one-level regional            759,000   Sears
                                   mall                                           Bon Tons
                                                                                  Boscov's

Camp Hill Shopping Center        Enclosed one-level mall                505,000   Boscov's
                                                                                  Montgomery Ward
                                                                                  PathMark

Capital City Mall                Enclosed one-level regional            671,000   Sears
                                   mall                                           Hess's
                                                                                  Ames

Park City Mall                   Enclosed two-level regional          1,400,000   Bon Tons, Sears
                                   mall                                           J.C. Penney
                                                                                  Watt & Shand

ITEM 2. PROPERTIES.

Castleton Commercial Park

     General. Castleton Commercial Park consists of 44 single-and multi-tenanted office buildings and mixed-use office/warehouse buildings which have a total building area of 1,219,914 square feet and net rentable area of 1,157,000 square feet. It is located immediately northwest of the intersection of Interstate 465 and Interstate 69 in the northeast quadrant of the Indianapolis metropolitan area.

     Approximately 66% of the total building area of the Park is designed solely for use as office space and the balance is a combination of both office and warehouse space (including related uses, such as operation of light manufacturing, product assembly, showroom and distribution facilities). On the basis of net rentable area, approximately 85% of the Park comprises office space, with the balance consisting of warehouse space. The Park is located on a site of approximately 18 acres. The site has paved surface parking for approximately 5,580 cars (4.9 spaces per 1,000 net rentable square feet).

Harrisburg East Mall

     General. Harrisburg East Mall is a two-level enclosed regional shopping mall located approximately three miles from the central business district of Harrisburg, Pennsylvania, the state capitol. The Mall contains approximately 872,000 gross leasable square feet and is anchored by three major department stores: J.C. Penney, Hess's and John Wanamaker. The Mall is located on a site of approximately 62 acres with paved surface parking for approximately 4,729 automobiles (5.4 spaces per 1,000 gross leasable square feet).

     The total building area of the Mall is allocated as shown in the table below.

                                                          NUMBER OF STORE                                    OCCUPANCY
                                                             SPACES AT     GROSS LEASABLE    % OF TOTAL        % AT
                                                             12/31/93      AREA (SQ. FT.)   BUILDING AREA    12/31/93
                                                          ---------------  --------------  ---------------  -----------
Gross leasable area
  Anchor stores                                                      3           486,389           47.7%         100.0%
  Mall stores                                                      103           340,305           33.4           92.0
  Free-standing building                                             8            45,455            4.5          100.0
                                                                 -----     --------------       -------     -----------
Total gross leasable area                                          114           872,149           85.6           96.9%
                                                                 -----                                      -----------
                                                                 -----                                      -----------
Common area                                                                      146,371           14.4
                                                                           --------------       -------
Total building area                                                            1,018,520          100.0%
                                                                           --------------       -------
                                                                           --------------       -------

     Physical Improvements. Since acquiring the Mall in 1985, the Company has undertaken several physical improvement programs. In 1987, the Company converted approximately 51,400 square feet of space in the basement of Hess's department store into mall tenant space, currently leased to Toys R Us. During 1988, a new food court with approximately 13,000 square feet of gross leasable area was completed. In 1991, the Company completed the conversion of 47,960 square feet of space previously occupied by J.C. Penney into approximately 31,500 square feet of new leasable area leased at substantially higher rates.

     In conjunction with the J.C. Penney conversion, the remaining area of the J.C. Penney store has been remodeled. In addition, the terms of the amended J.C. Penney lease required the Company to renovate the common areas and the exterior facade of the Mall. The renovation was completed in 1993. The project included a complete refurbishment of the property's interior common area, with new floors, finishes, and lighting throughout.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names and positions of the executive officers of the Company. The term of office of each officer expires at the annual meeting of the Board of Directors or when the respective successor is elected and qualifies.

                  NAME                                              POSITION
- ----------------------------------------  ------------------------------------------------------------
Phillip E. Stephens                       President
Gregory R. Greenfield                     Vice President and Treasurer
William G. Brown, Jr.                     Vice President and Controller
Scott M. Boggio                           Vice President
Gary L. Werkheiser                        Vice President
Linda K. Schear                           Secretary

     Phillip E. Stephens, age 46, has been President of Compass Retail, Inc., a subsidiary of Equitable Real Estate, since January of 1992 and was Executive Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He has also served as President of Equitable Realty Portfolio Management, Inc. ('ERPM'), the Company's Advisor and a wholly owned subsidiary of Equitable Real Estate, since December 1989. Prior to that date and since October 1987, he was President of EQK Partners, the predecessor in interest to ERPM. Prior to that date and since its inception in September 1983, he was Senior Vice President of EQK Partners. He is also Senior Vice President and Treasurer and a director of EQK Green Acres Corp., the former managing general partner of EQK Green Acres, L.P. (the 'Partnership'), predecessor to EQK Green Acres Trust (the 'Trust'). On February 28, 1994, the Partnership merged with and into the Trust. Mr. Stephens is a managing trustee of the Trust.

     Gregory R. Greenfield, age 37, has been Executive Vice President and Chief Operating Officer of Compass Retail, Inc. since January of 1992 and was Senior Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He has also served as Vice President and Treasurer of ERPM since December 1989. Prior to that date and since November 1988, he was Senior Vice President, General Counsel and Secretary of EQK Partners. Mr. Greenfield joined EQK Partners in June 1984. From 1981 to 1984, he was associated with the law firm of Wolf, Block, Schorr and Solis-Cohen. Mr. Greenfield is also Senior Vice President of EQK Green Acres Corp.

     William G. Brown, Jr., age 38, has been Senior Vice President and Chief Financial Officer of Compass Retail, Inc. since January of 1992 and was Vice President of the Compass Retail division of Equitable Real Estate from March 1990 to December 1991. He has also served as a Vice President of ERPM since March 1990. Prior to that date and since November 1988, he was Vice President and Chief Financial Officer of Envirosafe Services, Inc., a hazardous waste management company. Mr. Brown joined Envirosafe in July 1987. From 1981 to 1987, he held financial management positions with IU International Corporation, and from 1978 to 1981, he was associated with the accounting firm of Coopers & Lybrand. Mr. Brown is also Vice President and Controller of EQK Green Acres Corp.

     Scott M. Boggio, age 35, has been Vice President of Compass Retail, Inc. since February 1992 and was Director of Construction and Development of the Compass Retail division of Equitable Real Estate from January 1990 to January 1992. He has also served as Assistant Vice President of ERPM since December 1989. Prior to that date and since February 1989, he was Vice President of Construction and Planning of EQK Partners. From 1986 until 1988, he was employed by VMS Realty Management, Inc. as its Northeast Regional Manager. From 1985 to 1986, he was employed by the Linpro Company in acquisitions and site selection. Mr. Boggio is also Vice President of EQK Green Acres Corp.

     Gary L. Werkheiser, age 34, has been Vice President of Compass Retail, Inc. since February 1992 and was Director of Asset Management of Equitable Real Estate from May 1990 to January 1992. Prior to that date and since August of 1986, he was the Real Estate Analyst for EQK Partners. Mr. Werkheiser is also Vice President of EQK Green Acres Corp.

     Linda K. Schear, age 41, has been Vice President and General Counsel to Compass Retail, Inc. since February 1992 and was General Counsel to the Compass Retail division of Equitable Real Estate from April 1990 to February 1992. She has also served as Counsel to ERPM and Vice President of Equitable since April 1990. Prior to that date, she was first an associate and then a partner with the Atlanta law firm of Merritt & Tenney, specializing in commercial real estate. Ms. Schear also serves as Secretary of EQK Green Acres Corp.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's shares of beneficial interest are traded on the New York Stock Exchange (symbol EKR). The Company is listed in the stock tables as 'EQK Rt.' As of February 28, 1994 the record number of shareholders of the Company was 413 . Although the Company does not know the exact number of beneficial holders of its shares, it believes the number exceeds 2,100.

     The following table presents the high and low prices of the Company's shares based on the New York Stock Exchange daily composite transactions.

                                           HIGH        LOW
                                         ---------  ---------
YEAR ENDED DECEMBER 31, 1993:
  FIRST QUARTER                          $   2.875  $   2.250
  SECOND QUARTER                             2.625      2.250
  THIRD QUARTER                              3.125      2.625
  FOURTH QUARTER                             2.875      2.500

YEAR ENDED DECEMBER 31, 1992:
  FIRST QUARTER                          $   2.750  $   2.125
  SECOND QUARTER                             2.375      1.500
  THIRD QUARTER                              2.750      1.750
  FOURTH QUARTER                             2.875      2.125

There have been no distributions to shareholders during 1992 and 1993.
It is the Company's current policy to reinvest all of its cash flow into the properties to fund capital expenditures and leasing costs. The Company does not anticipate a change in this policy.

ITEM 6. SELECTED FINANCIAL DATA.

                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                             1993       1992       1991       1990       1989
                                                           ---------  ---------  ---------  ---------  ---------
Revenues from rental operations                            $  18,458  $  20,900  $  21,276  $  20,532  $  20,939
Loss before gain on sales of real estate and
  extraordinary loss                                          (2,351)    (9,993)   (15,224)   (58,609)    (1,492)
Gain on sales of real estate                                     282      1,143        248         --         --
Loss before extraordinary loss                                (2,069)    (8,850)   (14,976)   (58,609)    (1,492)
Extraordinary loss from early retirement of debt              (1,711)        --         --         --         --
Net loss                                                      (3,780)    (8,850)   (14,976)   (58,609)    (1,492)
Total assets                                                  93,163    103,690    124,051    133,867    175,827
Long-term obligations:
  Mortgage notes payable, net of imputed interest and
    discount                                                  78,727     86,713      9,022      9,433     10,059
  Zero coupon mortgage notes, net of unamortized discount         --         --     89,410     83,385     75,067
Per share data (a):
  Loss per share:
   Loss before gain on sales of real estate and
    extraordinary loss                                     $   (0.25) $   (1.31) $   (2.00) $   (7.72) $   (0.20)
   Loss before extraordinary loss                              (0.22)     (1.16)     (1.97)     (7.72)     (0.20)
   Net loss                                                    (0.41)     (1.16)     (1 97)     (7.72)     (0.20)
Dividends declared                                                --         --         --       0.10         --

- ------------------
(a) Calculation is based on 9,264,344 weighted average shares outstanding during 1993, 7,653,415 weighted average shares outstanding during 1992, and 7,589,344 weighted average shares outstanding during all other years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES ON PAGES 9-18.

FINANCIAL CONDITION

Capital Resources

     In December 1993, the Company completed the sale of its two remaining buildings within the Peachtree complex which generated net cash proceeds of $10,552,000 and a gain on sale of real estate of $282,000. The Company's cash management agreement, which was executed in connection with the December 1992 mortgage refinancing, provides for the application of the net proceeds from real estate sales against the balances of the mortgage note and the term loan. The Company negotiated a modification to this provision with its lenders as it related to the December 1993 Peachtree sale, and used net proceeds of $9,626,000 to prepay in full the Harrisburg mortgage notes. This modification allowed the Company to retire debt that was accruing interest for financial reporting purposes at 14% per annum, and to avoid significant prepayment penalties associated with the mortgage note payable.

     The Company continues to pursue the orderly liquidation of its real estate portfolio. During this process, the Company will make certain capital expenditures required to enhance or maintain the value of the properties, including tenant allowances associated with leasing activity. For 1994, the Company's capital budget is $2,500,000. One of the conditions of the mortgage restructuring completed in 1992 was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the lender. The balance of this account at December 31, 1993 was approximately $3,400,000.

Liquidity

     During 1993, the Company generated cash flow from operating activities of $4,792,000, substantially all of which was transferred to the capital reserve account. Cash flows from operating activities in 1993 were $3,276,000 less than 1992 operating cash flows. This decrease is attributable to the payment of mortgage interest on a current basis in 1993. This decline was partially offset by increased cash flows resulting from improved operating results, net of the effects of results from the buildings at Peachtree which were sold in 1992, and the nonrecurrence of 1992 payments of approximately $1,500,000 for refinancing costs. For 1994, the Company expects to continue to satisfy its liquidity needs solely from operating cash flow. In addition to the capital expenditure requirements described above, liquidity requirements for 1994 will also include principal and interest payments of $6,700,000 pursuant to existing loan agreements.

     The Company's cash management agreement stipulates that all rental payments from tenants are to be made directly to a third-party escrow agent who also funds monthly operating expenses in accordance with a budget approved by the lender. The Company believes that its cash flow for 1994 will be sufficient to fund its various operating requirements, although its discretion with respect to cash flow management will be limited by the terms of the cash management agreement.

RESULTS OF OPERATIONS

     In 1993, the Company reported a net loss of $3,780,000, or $.41 per share, compared with net losses of $8,850,000 ($1.16 per share) in 1992 and $14,976,000 ($1.97 per share) in 1991. The current year results include an extraordinary charge to earnings of $1,711,000 ($.19 per share) related to the early retirement of debt. The prior year results included a write-down of $4,001,000 ($.52 per share) of the Company's investment in real estate. Similar write-downs of $8,448,000 ($1.11 per share) were recorded in 1991.

     Revenues from rental operations decreased in 1993 to $18,458,000 from $20,900,000 in 1992. Revenue decreased at Peachtree in 1993 by approximately $3,400,000 due primarily to the sale of five buildings in the latter part of 1992. At Castleton, a revenue increase of approximately $456,000 was primarily attributable to the collection of a $225,000 lease termination fee received in connection with the loss of a tenant in September 1993.
Anticipated rental revenues in 1994 from this tenant had been $176,000. Management believes that this tenant space will be re-leased during 1994. Revenue increased by $500,000 at Harrisburg due to the addition of four large tenants at the end of 1992. In 1992, revenues from rental operations decreased from $21,276,000 in 1991. Revenue declines at Peachtree and Castleton that were attributable to the sale of buildings in the latter part of 1992 and 1991, respectively, were partially offset by revenues generated from increased occupancy levels at the remaining Castleton buildings and at Harrisburg.

     Net operating expenses declined in 1993 to $6,384,000 from $9,239,000 in 1992, a decrease of 31%. Expenses decreased at Peachtree by approximately $2,500,000 or 65% due primarily to the sale of five buildings in the latter part of 1992. Expenses increased slightly at Castleton due to higher net common area expenses. Net operating expenses at Harrisburg decreased approximately $478,000 due primarily to decreases in bad debt expense and net common area expenses.
Net operating expenses in 1992 decreased from $10,335,000 in 1991. Expenses decreased at Peachtree by approximately 12% due to the sale of buildings and to effective cost containment measures. Expenses decreased at Castleton by approximately 5% due primarily to the effect of a full year of operations without the two buildings sold in the latter part of 1991. Net operating expenses at Harrisburg decreased by approximately $300,000 due primarily to decreased bad debt expense and the absence of certain non-recurring expenditures incurred in 1991.

     Interest expense decreased in 1993 due to lower borrowing levels and lower interest costs associated with the refinanced mortgage note. Interest expense will continue to decline in 1994 due to the retirement of Harrisburg mortgage notes payable. Interest expense increased in 1992 due to amortization of the discount on the zero coupon mortgage for the period of time it was outstanding during the year, offset somewhat by lower borrowing levels and lower interest costs on the bank line of credit.

     Other expenses consist of portfolio management fees, other costs related to the operation of the Trust, and interest income earned on cash balances. Other expenses decreased approximately $150,000 in 1993 from 1992 due to interest earned on excess cash balances. There were no significant variations in the other expenses between 1992 and 1991.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant's financial statements and supplementary data listed in Item 14(a) appear immediately following the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference to the Company's Proxy Statement relating to its 1994 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated by reference to the Company's Proxy Statement relating to its 1994 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference to the Company's Proxy Statement relating to its 1994 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference to the Company's Proxy Statement relating to its 1994 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                                               PAGE
                                                                                                              NUMBER
 (a)  The following documents are filed as part of this report:
     1.   Financial Statements
          Balance Sheets at December 31, 1993 and 1992                                                        23
          Statements of Operations for the years ended December 31, 1993, 1992 and 1991                       24
          Statements of Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991             25
          Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991                       26
          Notes to financial statements, including supplementary data                                         27
     2.   Financial Statement Schedules
          Schedule IX: Short-term Borrowings                                                                  35
          Schedule X: Supplementary Income Statement Information                                              35
          Schedule XI: Real Estate and Accumulated Depreciation                                               35
          Independent Auditors' Report                                                                        36
          All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements, or the related notes thereto.
     3.   Exhibits
          (2)  None.
          (3)  (a)  Form of Amended and Restated Declaration of Trust, as amended.                            (2)
               (b)  Trustees' Regulations, as amended.                                                        (2)
          (4)  Form of certificate for Shares of Beneficial Interest.                                         (1)
          (9)  None.
          (10) (a)  Form of Advisory Agreement between the Registrant and EQK Partners.                       (1)
               (e)  Property management agreement between Salomon Brothers Peachtree Properties
                    Inc. and Equitable Real Estate Investment Management, Inc. with respect to
                    Peachtree-Dunwoody Pavilion.                                                              (1)

                                                                                                              PAGE
                                                                                                             NUMBER
               (f)  Form of property management agreement between the Registrant and Castleway
                    Management Corp. with respect to Castleton Commercial Park.                               (1)
               (k)  Mortgage encumbering Harrisburg East Mall in favor of Continental Assurance
                    Company and related documents.                                                            (1)
               (m)  Mortgage encumbering Harrisburg East Mall in favor of The Philadelphia
                    Savings Fund Society and related documents.                                               (1)
               (n)  Amended and Restated Zero Coupon Mortgage Note due December 1992 in the
                    principal amount of $45,000,000.                                                          (1)
               (o)  Mortgage encumbering Harrisburg East Mall in favor of Salomon Brothers Realty
                    Corp.                                                                                     (2)
               (p)  Mortgages encumbering Peachtree-Dunwoody Pavilion in favor of Salomon
                    Brothers Realty Corp.                                                                     (2)
               (q)  Mortgages encumbering Castleton Commercial Park in favor of Salomon Brothers
                    Realty Corp.                                                                              (2)
               (r)  Zero Coupon Mortgage Note due December 1992 in the principal amount of
                    $5,000,000.                                                                               (3)
               (s)  Form of Amendments dated February 4, 1988 to Exhibits 10(o), 10(p) and 10(q).             (3)
               (t)  Form of Mortgages securing 10(r).                                                         (3)
               (u)  First Amendment to Advisory Agreement dated as of December 31, 1989.                      (4)
               (v)  Form of property management agreement between Registrant and Compass Retail,              (5)
                    a division of Equitable Real Estate Investment Management, Inc.
               (w)  Agreement of sale dated June 25, 1991 between McCready and Keene, Inc. and                (6)
                    the Registrant

                                                                                                              PAGE
                                                                                                             NUMBER
               (x)  Agreement for release of collateral between The Prudential Insurance Company
                    of America and the Registrant dated August 30, 1991.                                      (6)
               (y)  Agreement of sale dated September 23, 1991 between the Wesleyan Church
                    Corporation and the Registrant.                                                           (6)
               (z)  Agreement of sale dated June 24, 1992 between Computer Generation
                    Incorporated and the Registrant                                                           (7)
               (aa) Purchase and Sale Agreement dated October 21, 1992 between Minneapolis
                    Investment Associates L.P. and the Registrant                                             (7)
               (bb) Second Amended and Restated Note dated as of December 16, 1992 from the
                    Registrant to The Prudential Insurance Company of America                                 (7)
               (cc) Cash Management and Security Agreement dated as of December 15, 1992, among the Registrant, The Prudential Insurance Company of America and First Union
                    National Bank of Georgia                                                                  (7)
               (dd) Amended and Restated Deed to Secure Debt and Security Agreement (Peachtree)
                    dated as of December 16, 1992 by Successor Trustees of the Registrant as
                    Debtor in favor of The Prudential Insurance Company of America as Secured
                    Party                                                                                     (7)
               (ee) Amended and Restated Open-End Mortgage and Security Agreement (Harrisburg)
                    dated as of December 15, 1992 by Successor Trustees of the Registrant as
                    Debtor in favor of The Prudential Insurance Company of America as Secured
                    Party                                                                                     (7)
               (ff) Amended and Restated Mortgage and Security Agreement (Castleton) dated as of
                    December 15, 1992 by the Registrant as Debtor in favor of The Prudential
                    Insurance Company of America as Secured Party                                             (7)

                                                                                                              PAGE
                                                                                                             NUMBER
               (gg) Absolute Assignment of Leases and Rents and Rental Collection Agreement
                    (Peachtree) dated as of December 16, 1992 among Successor Trustees of the
                    Registrant as Assignor, The Prudential Insurance Company of America as
                    Assignee and First Union National Bank of Georgia as Rental Collection Agent              (7)
               (hh) Absolute Assignment of Leases and Rents and Rental Collection Agreement
                    (Harrisburg) dated as of December 16, 1992 among Successor Trustees of the
                    Registrant as Assignor, The Prudential Insurance Company of America as
                    Assignee and First Union National Bank of Georgia as Rental Collection Agent              (7)
               (ii) Absolute Assignment of Leases and Rents and Rental Collection Agreement
                    (Castleton) dated as of December 15, 1992 among the Registrant as Assignor,
                    The Prudential Insurance Company of America as Assignee and First Union
                    National Bank of Georgia as Rental Collection Agent                                       (7)
               (jj) Warrant Agreement dated as of December 18, 1992 between the Registrant and
                    The Prudential Insurance Company of America                                               (7)
               (kk) Subordination and Intercreditor Agreement dated as of December 16, 1992 among
                    Provident National Bank, The Prudential Insurance Company of America and the
                    Registrant                                                                                (7)
               (ll) Second Amended and Restated Loan Agreement dated as of December 16, 1992 from
                    the Registrant to Provident National Bank                                                 (7)
               (mm) Amended and Restated Note dated as of December 16, 1992 from the Registrant
                    to Provident National Bank                                                                (7)
               (nn) Mortgage and Security Agreement (Castleton) dated as of December 16, 1992
                    between the Registrant and Provident National Bank                                        (7)
               (oo) Deed to Secure Debt and Security Agreement (Peachtree) dated as of December
                    16, 1992 between the Registrant and Provident National Bank                               (7)

                                                                                                              PAGE
                                                                                                             NUMBER
               (pp) Open-End Mortgage and Security Agreement (Harrisburg) dated as of December
                    16, 1992 between the Registrant and Provident National Bank                               (7)
               (qq) Assignment of Lessor's Interest in Leases (Castleton) dated as of December
                    16, 1992 between the Registrant and Provident National Bank                               (7)
               (rr) Assignment of Lessor's Interest in Leases (Peachtree) dated as of December
                    16, 1992 between the Registrant and Provident National Bank                               (7)
               (ss) Assignment of Lessor's Interest in Leases (Harrisburg) dated as of December
                    16, 1992 between the Registrant and Provident National Bank                               (7)
               (tt) Assignment of Cash Collateral Account and Security Agreement dated as of
                    December 16, 1992 between the Registrant and Provident National Bank                      (7)
               (uu) Purchase and Sale Agreement dated July 6, 1993 between Lawrence E. Cooper and
                    the Registrant                                                                            (7)
               (vv) Amendment dated October 1, 1993 to Exhibit 10(cc)                                         (7)
               (ww) Amendment dated December 3, 1993 to Exhibits 10(ll) and 10(mm).                           (7)
          (11)       See Note 1 to the Financial Statements.
          (12)       Inapplicable.
          (13)       Inapplicable.
          (16)       None.
          (18)       None.
          (21)       None.
          (22)       None.
          (23)       None.
          (24)       None.
          (28)       None.

(b)  Reports on Form 8-K
     Report on Form 8-K dated December 14, 1993 regarding the sale of the Company's remaining two office buildings at Peachtree.
(c)  See paragraph (a) 3. above
(d)  See paragraph (a) 2. above

- ------------------

(1) Incorporated herein by reference to exhibit filed with Registrant's
    Registration Statement on Form S-11, File No. 2-93936.

(2) Incorporated herein by reference to exhibit filed with Registrant's Form
    10-K dated for fiscal year ended December 31, 1985.

(3) Incorporated herein by reference to exhibit filed with Registrant's Form
    10-K for fiscal year ended December 31, 1987.

(4) Incorporated herein by reference to exhibit filed with Registrant's Form
    10-K for fiscal year ended December 31, 1989.

(5) Incorporated herein by reference to exhibit filed with Registrant's Form
    10-K for fiscal year ended December 31, 1990.

(6) Incorporated herein by reference to exhibit filed with Registrant's Form
    10-K for fiscal year ended December 31, 1991.

(7) Incorporated herein by reference to exhibit filed with Registrant's Form
    10-K for fiscal year ended December 31, 1992.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1994.

                                          EQK Realty Investors I

                                          By: /s/ Phillip E. Stephens
                                              Phillip E. Stephens
                                              President and Trustee

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 1994 by the following persons on behalf of the Registrant and in the capacities indicated.


                     SIGNATURES                                                TITLE
- -----------------------------------------------------  -----------------------------------------------------

/s/ Phillip E. Stephens                                President (Principal Executive Officer) and Trustee
Phillip E. Stephens

/s/ Gregory R. Greenfield                              Vice President and Treasurer (Principal Financial
Gregory R. Greenfield                                  Officer)

/s/ William G. Brown, Jr.                              Vice President and Controller
William G. Brown, Jr.

/s/ Sylvan M. Cohen                                    Trustee
Sylvan M. Cohen

/s/ Alton G. Marshall                                  Trustee
Alton G. Marshall

/s/ George R. Peacock                                  Trustee
George R. Peacock

/s/ Robert C. Robb, Jr.                                Trustee
Robert C. Robb, Jr.

                             EQK REALTY INVESTORS I
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1993          1992
                                                                                        ------------  ------------
ASSETS
Investments in real estate, at cost:
  Castleton Commercial Park, net of valuation allowance of $19,565                      $     60,313  $     59,223
  Peachtree-Dunwoody Pavilion, net of valuation allowance of $14,373 in 1992                      --        13,279
  Harrisburg East Mall                                                                        46,769        42,164
                                                                                        ------------  ------------
                                                                                             107,082       114,666
Less accumulated depreciation                                                                 28,118        27,997
                                                                                        ------------  ------------
                                                                                              78,964        86,669
Restricted cash                                                                                4,308         4,794
Cash and short term investments                                                                1,408         1,771
Other assets                                                                                   8,483        10,456
                                                                                        ------------  ------------
TOTAL ASSETS                                                                            $     93,163  $    103,690
                                                                                        ------------  ------------
                                                                                        ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgage note payable, net of debt discount of $651 in 1993 and $392 in 1992          $     75,874  $     75,324
  Term loan payable to bank                                                                    2,853         2,859
  Harrisburg mortgage notes payable, net of imputed interest of $1,838 in 1992                    --         8,530
  Accounts payable and other liabilities                                                       6,260         5,418
                                                                                        ------------  ------------
                                                                                              84,987        92,131
Shareholders' equity:
  Shares of beneficial interest, without par value: 10,055,555 shares authorized,
     9,264,344 shares issued and outstanding                                                 135,779       135,382
  Accumulated deficit                                                                       (127,603)     (123,823)
                                                                                        ------------  ------------
                                                                                               8,176        11,559
                                                                                        ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $     93,163  $    103,690
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                 See accompanying Notes to Financial Statements

                             EQK REALTY INVESTORS I
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                  1993       1992        1991
                                                                                ---------  ---------  ----------
Revenues from rental operations                                                 $  18,458  $  20,900  $   21,276
Operating expenses, net of tenant reimbursements                                    6,384      9,239      10,335
Depreciation and amortization                                                       4,761      5,328       5,659
Write-downs of investment in real estate                                               --      4,001       8,448
                                                                                ---------  ---------  ----------
Income (loss) from rental operations                                                7,313      2,332      (3,166)
Interest expense                                                                    8,706     11,217      10,999
Other expenses, net of interest income                                                958      1,108       1,059
                                                                                ---------  ---------  ----------
Loss before gain on sales of real estate and extraordinary loss                    (2,351)    (9,993)    (15,224)
Gain on sales of real estate                                                          282      1,143         248
                                                                                ---------  ---------  ----------
Loss before extraordinary loss                                                     (2,069)    (8,850)    (14,976)
Extraordinary loss from early retirement of debt                                   (1,711)        --          --
                                                                                ---------  ---------  ----------
Net loss                                                                        $  (3,780) $  (8,850) $  (14,976)
                                                                                ---------  ---------  ----------
                                                                                ---------  ---------  ----------
Loss per share:
  Loss before gain on sales of real estate and extraordinary loss               $   (0.25) $   (1.31) $    (2.00)
  Gain on sales of real estate                                                       0.03       0.15        0.03
                                                                                ---------  ---------  ----------
  Loss before extraordinary loss                                                    (0.22)     (1.16)      (1.97)
  Extraordinary loss from early retirement of debt                                  (0.19)        --          --
                                                                                ---------  ---------  ----------
  Net loss                                                                      $   (0.41) $   (1.16) $    (1.97)
                                                                                ---------  ---------  ----------
                                                                                ---------  ---------  ----------

                 See accompanying Notes to Financial Statements

                             EQK REALTY INVESTORS I
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           SHARES OF
                                                                          BENEFICIAL    ACCUMULATED
                                                                           INTEREST       DEFICIT        TOTAL
                                                                          -----------  --------------  ----------
Balance, December 31, 1990                                                $   128,290   $    (99,997)  $   28,293
Net loss for the year ended December 31, 1991                                                (14,976)     (14,976)
                                                                          -----------  --------------  ----------
Balance, December 31, 1991                                                    128,290       (114,973)      13,317
Net loss for the year ended December 31, 1992                                                 (8,850)      (8,850)
Reissuance of 1,675,000 shares                                                  6,700                       6,700
Issuance of 165,086 warrants in connection with refinancing                       392                         392
                                                                          -----------  --------------  ----------
Balance, December 31, 1992                                                    135,382       (123,823)      11,559
Net loss for the year ended December 31, 1993                                                 (3,780)      (3,780)
Issuance of 151,556 warrants in connection with financing                         397                         397
                                                                          -----------  --------------  ----------
Balance, December 31, 1993                                                $   135,779   $   (127,603)  $    8,176
                                                                          -----------  --------------  ----------
                                                                          -----------  --------------  ----------

                 See accompanying Notes to Financial Statements

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1993        1992        1991
                                                                              ----------  ----------  ----------
Cash flows from operating activities:
  Net loss                                                                    $   (3,780) $   (8,850) $  (14,976)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Extraordinary loss from early retirement of debt                              1,711          --          --
     Write-downs of investment in real estate                                         --       4,001       8,448
     Depreciation and amortization                                                 4,761       5,328       5,659
     Amortization of discount on zero coupon mortgage notes                           --       9,344       9,229
     Imputed and deferred interest                                                 1,434         488         482
     Gain on sales of real estate                                                   (282)     (1,143)       (248)
  Changes in assets and liabilities:
     Increase (decrease) in accounts payable and other liabilities                   586         123        (816)
     (Increase) decrease in other assets                                             362      (1,223)     (2,050)
                                                                              ----------  ----------  ----------
Net cash provided by operating activities                                          4,792       8,068       5,728
                                                                              ----------  ----------  ----------
Cash flows from investing activities:
  Proceeds from sales of real estate                                              10,552      21,748       3,295
  Additions to real estate investments                                            (5,715)     (2,364)     (5,199)
                                                                              ----------  ----------  ----------
Net cash provided by (used in) investing activities                                4,837      19,384      (1,904)
                                                                              ----------  ----------  ----------
Cash flows from financing activities:
  Dividends paid                                                                      --          --        (759)
  Mortgage principal payments                                                       (846)       (787)       (722)
  Prepayment of zero coupon note                                                      --     (23,038)     (3,204)
  Prepayment of Harrisburg mortgage notes payable                                 (9,626)         --          --
  Repayments under term loan                                                          (6)         --          --
  Net borrowing (repayments) under bank line of credit                                --      (4,341)        950
  Reissuance of shares                                                                --       6,700          --
                                                                              ----------  ----------  ----------
Net cash used in financing activities                                            (10,478)    (21,466)     (3,735)
                                                                              ----------  ----------  ----------
Increase (decrease) in cash and short-term investments                              (849)      5,986          89
Cash and short-term investments, beginning of year                                 6,565         579         490
                                                                              ----------  ----------  ----------
Cash and short-term investments, end of year                                  $    5,716  $    6,565  $      579
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

                 See accompanying Notes to Financial Statements

                             EQK REALTY INVESTORS I
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:

     EQK Realty Investors I (the 'Company'), a Massachusetts business trust, was formed pursuant to a Declaration of Trust dated as of October 8, 1984 to acquire certain income-producing real estate investments. Commencing with the period beginning April 1, 1985, the Company qualified for and elected real estate investment trust status under the provisions of the Internal Revenue Code, and adopted December 31 as its year end, as required for real estate investment trusts.

     The Company's portfolio at December 31, 1993 consists of two real estate investments: Castleton Commercial Park ('Castleton'), an office park located in Indianapolis, Indiana, and Harrisburg East Mall ('Harrisburg' or the 'Mall'), a regional shopping center located in Harrisburg, Pennsylvania. During 1993, the Company sold its two remaining office buildings within its office complex in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion or 'Peachtree' (see Note 4).

Capitalization, Depreciation and Amortization:

     Property additions are recorded at cost. Costs directly associated with major renovations and improvements, including interest on funds borrowed to finance construction, are capitalized to the point of substantial completion.

     Depreciation of real estate investments is provided on a straight-line basis over the estimated useful lives of the related assets, ranging generally from 5 to 40 years. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

Other Assets

     Other assets primarily consist of deferred leasing costs. Costs incurred in connection with the execution of a new lease including leasing commissions, costs associated with the acquisition or buyout of existing leases and legal fees, are deferred and amortized over the term of the new lease. At December 31, 1993 and 1992, deferred leasing costs, net of accumulated amortization, amounted to $4,898,000 and $5,513,000, respectively. Included in deferred leasing costs is a 1990 payment of $5,500,000 made to an anchor tenant at Harrisburg in exchange for which the tenant relinquished space that was subsequently converted into leasable area for mall stores.

Net Loss per Share:

     Net loss per share is calculated on the basis of the weighted average number of shares outstanding during each year. For the years ended December 31, 1993, 1992 and 1991, the number of weighted average shares outstanding was 9,264,344, 7,653,415 and 7,589,344, respectively.

                             EQK REALTY INVESTORS I
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

     Share warrants issued in 1993 and 1992 in connection with the Company's debt restructuring (see Note 2) are considered common share equivalents for purposes of the calculation of net loss per share. However, the warrants have not been included in the calculation of net loss per share since the effect on such calculation would be antidilutive.

     In December 1992, the Company prepaid $3,000,000 of debt with proceeds from the issuance of the Company's shares to its Advisor (see Notes 2 and 8). Net loss per share for the year ended December 31, 1992 would have been $1.02 had the related shares been included in average shares outstanding from the beginning of the year and had interest expense been lower due to a $3,000,000 reduction of outstanding indebtedness for the entire year.

Income Taxes:

     The Company distributes 100% of its real estate investment trust taxable income to its shareholders within certain time limits prescribed by the Internal Revenue Code. Accordingly, no provision has been made for income tax liabilities.

Statements of Cash Flows:

     Cash equivalents include short-term investments with an original maturity of three months or less.

     Included in the statements of cash flows are cash payments for interest of $7,439,000 (net of amounts capitalized of $115,000), $1,361,000, and $1,670,000 in 1993, 1992 and 1991, respectively.

     As a condition of the Company's debt restructuring (see Note 2), the Company issued 151,556 and 165,086 share warrants in 1993 and 1992, respectively, to its primary mortgage lender. Based upon the respective market values of the Company's shares, the value of the warrants at the time of issuance was $397,000 and $392,000, respectively. These amounts were recorded as debt discounts and increases in Shareholders' equity.

     Proceeds from the sale of real estate in 1991 exclude a $168,000 note received as partial consideration on the sale of a building at Castleton (see
Note 4).

Restricted Cash:

     The terms of the Company's restructured mortgage loan required the establishment of a Cash Management Agreement with a third-party escrow agent (see Note 2). The Company's access to cash balances maintained on deposit with the escrow agent are restricted in accordance with the terms of this agreement. In addition, the Company has established a $300,000 escrow account in connection with the restructuring of its bank line of credit.

                             EQK REALTY INVESTORS I
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2: MORTGAGE DEBT AND RESTRUCTURING ACTIVITIES

     On February 4, 1988, the Company issued a zero coupon mortgage note with an original maturity date of December 18, 1992. The original maturity value of the note was $7,772,500; however, in December 1991 the Company prepaid a portion of the note with proceeds from the sale of buildings at Castleton reducing the maturity value to $4,264,000. In September 1992, the Company prepaid the remainder of the note with proceeds from the sale of a building at Peachtree (see Note 4). At issuance, the Company received $5,000,000 representing an effective interest rate of 9.255% compounded semi-annually.

     On December 18, 1985, the Company issued a zero coupon mortgage note with an original face amount of $94,720,000. At issuance, the Company received $45,000,000 representing an effective interest rate of 10.92% compounded semi-annually. As described in Note 4, the Company completed property sales in 1992, and, as described in Note 3, the Company issued additional shares to its Advisor. Proceeds received from these transactions were used to prepay a portion of the mortgage note, reducing the maturity value to $75,689,000.

     Upon maturity of this zero coupon mortgage note in December 1992, the Company completed a restructuring of its debt. The new financing, which is collateralized by first mortgage liens on Castleton and Harrisburg, matures in December 1995. Interest will accrue on the mortgage at 9.54%, 9.79% and 10.04% per year in the first, second and third loan years, respectively, although interest is payable at an annual rate of 8.54% for the duration of the loan. The interest differential between the accrual rates and the payment rate will be added to principal over the term of the loan, resulting in a final maturity balance of $78,928,000. The mortgage lender also received in December 1992 and 1993 warrants to purchase 165,086 and 151,556 Company shares, respectively, for $.0001 per share, none of which have yet been exercised. The agreement also stipulates that the mortgage lender may purchase up to 50,000 additional
Company shares in December 1994 although the actual number of such additional shares will be adjusted proportionately with changes to the mortgage balance.

     As part of the restructuring, the Company also entered into a Cash Management Agreement with the mortgage lender and assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which was initially funded with a portion of the proceeds from the sale of shares to the Company's Advisor (see Note 3) and is funded each month with any excess operating cash flow, are limited to capital expenditures approved by the lender.

     In December 1992, the Company also completed the restructuring of its bank line of credit into a term loan. The line of credit was an unsecured facility that bore interest at the bank's prime rate through its original maturity date, March 23, 1992, and at the prime

                             EQK REALTY INVESTORS I
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

rate plus 1 1/4% until restructured. The balance of the restructured term loan was $2,859,000 and will mature in December 1995. The interest rate on the term loan is 8.33% per annum. Monthly payments are determined based on the same 8.54% pay rate applicable to the primary lender's mortgage. The amount of each monthly payment in excess of the required interest payment is applied to the principal balance of the loan. The amount of principal due at maturity will be $2,839,000. The term loan is secured by subordinate liens on each of the properties and by an escrow deposit of $300,000 (see Note 9).

NOTE 3: ISSUANCE OF SHARES

     In connection with its debt restructuring, the Company issued 1,675,000 previously repurchased shares to its Advisor. Upon issuance, the Company received proceeds of $6,700,000, or $4.00 per share. In total, the Advisor owns 1,685,556 shares, or 18.2% of the total shares outstanding.

NOTE 4: VALUATION AND SALES OF REAL ESTATE

     The Company is attempting to sell the properties in conjunction with Management's plans for an orderly liquidation of its real estate portfolio. As the likelihood of any specific future property sales cannot be predicted, the Company considers that all of its properties are held for sale. Therefore, to the extent that the net investment in any property exceeds its current market value, an allowance is recorded to adjust such net investment to net realizable value commencing with the date on which the properties were deemed held for sale. For the year ended December 31, 1993, no such write-down was deemed necessary. For the year ended December 31, 1992 the Company recorded write-downs of $4,001,000 to adjust its investment in Castleton to its net realizable value. For the year ended December 31, 1991, the Company recorded write-downs totalling $8,448,000 to adjust its investment in Peachtree and Castleton to their respective net realizable values. Although the determination of net realizable value involves subjective judgment, as market prices of real estate can only be determined by negotiation between a willing buyer and seller, the Company believes that these market values are reasonable approximations of market prices.

     In December 1993, the Company completed the sale of its remaining two office buildings at Peachtree. In the aggregate, the Company received cash proceeds of $10,552,000 net of associated costs of $248,000, and recognized a gain on sale of $282,000.

     During 1992, the Company completed the sale of five office buildings at Peachtree. In the aggregate, the Company received cash proceeds of $21,748,000, net of associated costs of $888,000, and recognized a gain on sale of $1,143,000.

     In December 1991, the Company completed the sales of two buildings at Castleton. In connection with these sales, the Company received cash proceeds of $3,295,000, net of associated costs of $494,000, and a one-year note with a face amount of $168,000 bearing interest at 9.375% per year. These transactions resulted in a gain on sale of $248,000.

                             EQK REALTY INVESTORS I
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5: LEASING ARRANGEMENTS

     The Company leases office, warehouse and shopping center space, generally under noncancelable operating leases, some of which contain renewal options. The office and warehouse space leases generally provide for either base rentals plus annual increases based on the increase in the Consumer Price Index, or base rentals plus reimbursement to the Company for the increase in certain defined real estate operating expenses.

     The shopping center leases generally provide for minimum rentals, plus percentage rentals based upon the retail stores' sales volume. Percentage rentals amounted to $154,000, $268,000 and $453,000 for the years ended December 31, 1993, 1992 and 1991, respectively. In addition, the tenants pay certain utility charges to the Company and, in most leases, reimburse their proportionate share of real estate taxes and common area expenses.

     Future minimum rentals under existing leases at December 31, 1993 are as follows:

YEARS ENDING DECEMBER 31,                                                                    AMOUNT
- ---------------------------------------------------------------------------------------  --------------
1994                                                                                     $   14,753,000
1995                                                                                         12,816,000
1996                                                                                         10,328,000
1997                                                                                          8,432,000
1998                                                                                          6,815,000
Thereafter                                                                                   23,465,000
                                                                                         --------------
                                                                                         $   76,609,000
                                                                                         --------------
                                                                                         --------------

NOTE 6: INVESTMENT IN REAL ESTATE

     The Company's investment in real estate at December 31, 1993 and 1992 consisted of the following:

                                                                           1993              1992
                                                                     ----------------  ----------------
Land                                                                 $     15,411,000  $     22,190,000
Buildings and improvements                                                100,960,000       115,822,000
Tenant improvements                                                         9,981,000         9,513,000
Personal property                                                             198,000           345,000
Construction in progress                                                       97,000           734,000
                                                                     ----------------  ----------------
                                                                          126,647,000       148,604,000
Less valuation allowance                                                   19,565,000        33,938,000
                                                                     ----------------  ----------------
                                                                     $    107,082,000  $    114,666,000
                                                                     ----------------  ----------------
                                                                     ----------------  ----------------

                             EQK REALTY INVESTORS I
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7: EXTRAORDINARY LOSS ON RETIREMENT OF DEBT

     The Company used proceeds of $9,626,000 from the 1993 sale of its remaining two buildings at Peachtree (see Note 4) to retire the Harrisburg mortgage notes that had been assumed by the Company in connection with its purchase of the Mall. The Harrisburg mortgage notes, with stated interest rates of 8.8% and 8.562% per annum, had been discounted for financial reporting purposes using a market interest rate of 14%. At retirement, the Harrisburg mortgage notes had a carrying value of $7,975,000, net of a $1,547,000 discount. The Company also paid accommodation fees of $60,000 to the holders of its mortgage note and term loan. In connection with the retirement of the Harrisburg mortgage notes, the Company recognized an extraordinary charge to earnings of $1,711,000.

NOTE 8: ADVISORY AND MANAGEMENT AGREEMENTS

     The Company has entered into an agreement with Equitable Realty Portfolio Management, Inc. (successor in interest to EQK Partners), a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ('Equitable Real Estate'), to act as its 'Advisor'. The Advisor makes recommendations to the Company concerning investments, administration and day-to-day operations.

     Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Company's shares plus the average daily balance of outstanding mortgage indebtedness, net of the unamortized discount on the zero coupon mortgage note. Such fee is calculated using a factor of 42.5 basis points (0.425%) and is payable monthly without subordination. For the years ended December 31, 1993, 1992 and 1991, portfolio management fees were $484,000, $494,000 and $515,000, respectively.

     As of December 31, 1989, portfolio management fees of $5,440,000 payable to the Advisor were deferred in accordance with subordination provisions contained in the original advisory agreement. Pursuant to the amended advisory agreement, the Advisor forgave one-half, or $2,720,000, of the deferred balance. The remaining deferred fees are to be paid upon the disposition of the Company's properties. If the properties are sold before December 1, 1994, the $2,720,000, will be discounted by 13% per year from December 1, 1994 to the date on which the last property is sold. For financial reporting purposes, the deferred balance is being discounted from December 1, 1996. As of December 31, 1993, the discounted liability for deferred management fees was $1,894,000.

                             EQK REALTY INVESTORS I
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

     Upon the sale of all or any portion of any real estate investment of the Company, the Advisor will receive a disposition fee equal to 2% of the gross sales price (including outstanding indebtedness taken subject to or assumed by the buyer and any purchase money indebtedness taken back by the Company). The disposition fee will be reduced by the amount of any brokerage commissions and legal expenses incurred by the Company in connection with such sales. For the years ended December 31, 1993, 1992 and 1991, disposition fees paid to the Advisor amounted to $216,000, $453,000, and $79,000, respectively.

     The Company has also entered into agreements for the on-site management of each of its properties. Harrisburg East Mall is managed by an affiliate of Equitable Real Estate, as were the buildings at Peachtree up until the time of their respective sales. Castleton Commercial Park is managed by an unaffiliated third-party management company.

     Management fees paid to each of the Equitable Real Estate management affiliates are generally based upon a percentage of rents and certain other charges. For Peachtree, the Company also paid leasing commissions based upon a percentage of total minimum future rents. Such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the years ended December 31, 1993, 1992 and 1991, management and leasing fees paid to Equitable Real Estate were $204,000, $707,000 and $473,000, respectively.

NOTE 9: RELATED PARTY TRANSACTIONS

     In addition to providing management and advisory services to the Company as described in Note 8, Equitable Real Estate and certain of its affiliates, including the Advisor, lease space at Peachtree-Dunwoody Pavilion. As discussed in Note 4, the Company sold its office buildings at Peachtree during 1992 and 1993. The Company received rent payments of approximately $1,167,000, $879,000 and $846,000 for the years ended December 31, 1993, 1992 and 1991, respectively, with respect to such leases.

     As a condition of the restructured bank term loan, an escrow deposit of $300,000 was required as additional security for the loan. The Company borrowed this amount from its Advisor, for which it will pay the Advisor interest at a rate of 7.5% per annum. The balance of this loan is repayable at such time as the bank term loan is repaid.

                             EQK REALTY INVESTORS I
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


NOTE 10: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1993 and 1992.

                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                     QUARTER ENDED
                                                                       ------------------------------------------
1993                                                                   MARCH 31    JUNE 30   SEPT. 30    DEC. 31
- ---------------------------------------------------------------------  ---------  ---------  ---------  ---------
Revenues from rental operations                                        $   4,486  $   4,623  $   4,599  $   4,750
Income from rental operations                                              1,739      2,085      1,650      1,839
Loss before gain on sales of real estate and extraordinary loss             (698)      (340)      (713)      (600)
Loss before extraordinary loss                                              (698)      (340)      (713)      (318)
Net loss                                                                    (698)      (340)      (713)    (2,029)
Per share data:
  Loss before gain on sales of real estate and extraordinary loss          ($.08)     ($.03)     ($.08)     ($.06)
  Loss before extraordinary loss                                            (.08)      (.03)      (.08)      (.03)
  Net loss                                                                  (.08)      (.03)      (.08)      (.22)

                                                                                     QUARTER ENDED
                                                                       ------------------------------------------
1992                                                                   MARCH 31    JUNE 30   SEPT. 30    DEC. 31
- ---------------------------------------------------------------------  ---------  ---------  ---------  ---------
Revenues from rental operations                                        $   5,307  $   5,587  $   5,177  $   4,829
Income (loss) from rental operations                                       1,693      1,798      1,489     (2,648)
Loss before gain on sales of real estate                                  (1,380)    (1,348)    (1,691)    (5,574)
Net loss                                                                  (1,380)    (1,348)    (1,691)    (4,431)
Per share data:
  Loss before gain on sales of real estate                                 ($.18)     ($.18)     ($.22)     ($.71)
  Net loss per share                                                        (.18)      (.18)      (.22)      (.56)

The sum of the quarterly per share amounts in 1992 does not equal the corresponding per share amounts on a full year basis due to the effect on average shares outstanding of the additional shares issued in December 1992 (see
Note 3). Income (loss) from rental operations includes write-downs of the Company's investment in Castleton of $4,001,000 in the fourth quarter of 1992 (see Note 4).

                         FINANCIAL STATEMENT SCHEDULES
                              DECEMBER 31, 1993
                               (IN THOUSANDS)

- --------------------------------------------------------------------------------
                      SCHEDULE IX -- SHORT-TERM BORROWINGS
- --------------------------------------------------------------------------------

                                                            MAXIMUM      AVERAGE      WEIGHTED
                                              WEIGHTED      AMOUNT       AMOUNT       AVERAGE
         CATEGORY OF            BALANCE AT     AVERAGE    OUTSTANDING  OUTSTANDING   INTEREST RATE
     AGGREGATE SHORT-TERM           END       INTEREST      DURING       DURING       DURING THE
          BORROWINGS             OF PERIOD      RATE        PERIOD      PERIOD(1)     PERIOD(2)
- ---------------------------------------------------------------------------------------------------
Revolving credit line payable to bank:
             1992                      (3)          --     $   7,200    $   4,631           8.1%
             1991                $   7,200         6.5%    $   8,000    $   7,733           8.5%
- ---------------------------------------------------------------------------------------------------

(1) Average of month-end balances outstanding during the period.
(2) Year-to-date interest expense divided by average of month-end balances outstanding during the period.
(3) Revolving credit line was converted to a term loan in 1992.
- --------------------------------------------------------------------------------
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
- --------------------------------------------------------------------------------

                                                                          CHARGED TO COSTS AND EXPENSES
                                                                            YEARS ENDED DECEMBER 31,
                                                                         -------------------------------
                                 ITEM                                      1993       1992       1991
- --------------------------------------------------------------------------------------------------------
1. Maintenance and repairs (1)                                           $   2,341  $   3,315  $   3,523
2. Depreciation and amortization of intangible assets, preoperating
   costs and similar deferrals                                           $     949  $     757  $     764
3. Taxes, other than payroll and income taxes (1)                        $   2,605  $   3,028  $   3,222
- --------------------------------------------------------------------------------------------------------

(1) Substantially all such costs are recovered from tenants based on the provisions of the tenants' leases.
- --------------------------------------------------------------------------------
            SCHEDULE XI -- REAL ESTATE AND ACCUMULATED DEPRECIATION
- --------------------------------------------------------------------------------

                                                           COST            GROSS AMOUNT
                                                        CAPITALIZED      AT WHICH CARRIED
                                                        SUBSEQUENT         AT CLOSE OF
                                    INITIAL COST            TO              PERIOD(4)
                                  --------------------  ACQUISITION    --------------------
                                              BLDG &    -----------              BLDG &                ACCUM.      DATE OF
DESCRIPTION          ENCUMBRANCE    LAND     IMPROVE.   IMPROVEMENTS   LAND     IMPROVE.     TOTAL     DEPREC.   CONSTRUCTION
- ------------------------------------------------------------------------------------------------------------------
Harrisburg East Mall
  Harrisburg,
  Pennsylvania       $  78,727(1) $ 4,700(2) $31,287(2) $10,782      $ 4,700(2) $42,069(2) $ 46,769    $10,112    1969(5)

Castleton Commercial Park
  Indianapolis,
  Indiana            $  78,727(1) $11,264    $40,650(3) $ 8,952      $10,711    $49,602(3) $ 60,313    $18,006    1968-1985
- ------------------------------------------------------------------------------------------------------------------
Totals               $  78,727    $15,964    $71,937    $19,734      $15,411    $91,671    $107,082    $28,118
- ------------------------------------------------------------------------------------------------------------------

                                  LIFE ON WHICH
                                 DEPRECIATION IN
                               LATEST INCOME STMT.
                       DATE            IS
DESCRIPTION          ACQUIRED       COMPUTED
- -------------------------------------------------
Harrisburg East Mall
  Harrisburg,
  Pennsylvania         3/13/85      30 yrs.

Castleton Commercial Park
  Indianapolis,
  Indiana              3/13/85      40 yrs.

- -------------------------------------------------
Totals
- -------------------------------------------------

(1) Encumbrance is a mortgage note payable constituting first liens on the Castleton and Harrisburg real estate and a term loan payable to a bank constituting subordinated liens on such properties.
(2) Initial cost is net of imputed interest of $5,280 at date of acquisition.
(3) The initial cost is net of unrealized loss recognized through 1993 of $19,565.
(4) The aggregate tax basis of the Trust's property is $131 million as of December 31, 1993.
(5) Renovation of Harrisburg was completed in 1993.

RECONCILIATION OF GROSS CARRYING AMOUNT OF REAL ESTATE:  RECONCILIATION OF ACCUMULATED DEPRECIATION:
- ----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1990                     $150,346  Balance, December 31, 1990                      $28,513
 Improvements and Additions, 1991                 5,199   Depreciation expense, 1991                       4,895
 Deductions -- costs of real estate sold         (4,381)  Deductions -- Accumulated depreciation of
                                                          real estate sold                                (1,165)
 Valuation allowance                             (8,448)
                                              ---------                                                ---------
Balance, December 31, 1991                     $142,716  Balance, December 31, 1991                      $32,243
 Improvements and Additions, 1992                 2,364   Depreciation expense, 1992                       4,571
 Deductions -- costs of real estate sold        (26,413)  Deductions -- Accumulated depreciation of
                                                          real estate sold                                (8,817)
 Valuation allowance                             (4,001)
                                              ---------                                                ---------
Balance, December 31, 1992                     $114,666  Balance, December 31, 1992                      $27,997
 Improvements and Additions, 1993                 5,715   Depreciation expense, 1993                       3,812
 Deductions -- costs of real estate sold        (13,299)  Deductions -- Accumulated depreciation of
                                                          real estate sold                                (3,691)
                                              ---------                                                ---------
Balance, December 31, 1993                     $107,082  Balance, December 31, 1993                      $28,118
                                              ---------                                                ---------
                                              ---------                                                ---------

                                  35

                          INDEPENDENT AUDITORS' REPORT

To the Board of Trustees and
Shareholders of EQK Realty Investors I:

We have audited the accompanying balance sheets of EQK Realty Investors I (a Massachusetts business trust) as of December 31, 1993 and 1992, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and financial statement schedules discussed below are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of EQK Realty Investors I as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when consolidated in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Our audits also comprehended the financial statement schedules of EQK Realty Investors I as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements, present fairly in all material respects the information shown therein.

Deloitte & Touche
Atlanta, Georgia

March 15, 1994