Form 10-Q
period 1994-03-31
EQK REALTY INVESTORS I
filed 1994-05-12
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    ---------------------------------------
                                   FORM 10-Q
                    ---------------------------------------

(Mark One)

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1994

                                           OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                           Commission File No. 1-8815

                             EQK REALTY INVESTORS I
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Massachusetts                              23-2320360
     (State or other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)                Identification No.)

             5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA                     30342
                   (Address of principal executive offices)                          (Zip Code)

                              (404) 303-6100
          (Registrant's telephone number, including area code)

      Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes ____X____ No ____________

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes _________ No ____________

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                      9,264,344 Shares as of May 6, 1994.

                            EQK REALTY INVESTORS I

                        QUARTERLY REPORT ON FORM 10-Q
                       FOR QUARTER ENDED MARCH 31, 1994

                                    INDEX

                                                                 Page
        PART I - FINANCIAL INFORMATION

        Item 1.   Balance Sheets as of March 31, 1994             3
                  and December 31, 1993

                  Statements of Operations for the three          4
                  months ended March 31, 1994 and
                  March 31, 1993

                  Statements of Cash Flows for the three          5
                  months ended March 31, 1994 and
                  March 31, 1993

                  Notes to Financial Statements                   6

        Item 2.   Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                   9


        PART II - OTHER INFORMATION

        Items 1 through 6.                                       12

        SIGNATURES                                               13

                             EQK REALTY INVESTORS I

                                 BALANCE SHEETS
                       (In thousands, except share data)

                                               March 31,       December 31,
                                                 1994             1993
                                              -----------      ------------
                                              (Unaudited)
ASSETS

Investments in real estate, at cost:
   Castleton Commercial Park, net of
      valuation allowance of $19,565           $ 60,633         $ 60,313

   Harrisburg East Mall                          46,818           46,769
                                              -----------      ------------
                                                107,451          107,082
   Less accumulated depreciation                 29,069           28,118
                                              -----------      ------------
                                                 78,382           78,964

Restricted cash                                   4,494            4,308
Cash and short-term investments                     229            1,408
Other assets                                      8,764            8,483
                                              -----------      ------------
TOTAL ASSETS                                  $  91,869        $  93,163
                                              ===========      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Mortgage note payable, net of debt
      discounts of $568 and $651,
      respectively                           $   76,207         $ 75,874
   Term loan payable to bank                      2,851            2,853
   Accounts payable and other liabilities         5,563            6,260
                                              -----------      ------------
                                                 84,621           84,987
                                              -----------      ------------

Shareholders' equity:
   Shares of beneficial interest, without
      par value: 10,055,555 shares
      authorized, 9,264,344 shares
      issued and outstanding                    135,779          135,779
   Accumulated deficit                         (128,531)        (127,603)
                                              -----------      ------------
                                                  7,248            8,176
                                              -----------      ------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                       $  91,869        $  93,163
                                              ===========      ============

_______________
See accompanying Notes to Financial Statements.

                             EQK REALTY INVESTORS I

                            STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 (Unaudited)

                                          Three months ended
                                              March 31,
                                           1994        1993
                                         --------    --------
Revenues from rental operations          $ 4,018     $ 4,486

Operating expenses, net of tenant
  reimbursements                           1,487       1,568

Depreciation and amortization              1,185       1,179
                                         --------    --------

Income from rental operations              1,346       1,739

Interest expense                           2,014       2,205

Other expenses, net of
  interest income                            260         232
                                         --------    --------

Net loss                                 $  (928)   $   (698)
                                         ========    ========

Net loss per share                       $ (0.10)   $  (0.08)
                                         ========    ========

_______________
See accompanying Notes to Financial Statements.

                            EQK REALTY INVESTORS I

                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                     Three months ended
                                                          March 31,
                                                      1994       1993
                                                   ---------   --------
Cash flows from operating activities:
  Net loss                                         $   (928)   $  (698)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                   1,185      1,179
      Amortization of discount on
        mortgage note payable                            83         33
      Imputed and deferred interest                     312        319
      Changes in assets and liabilities:
        Increase (decrease) in accounts payable
          and other liabilities                         (54)       465
        (Increase) decrease in other assets            (515)       282
                                                   ---------   --------
Net cash provided by operating activities                83      1,580
                                                   ---------   --------

Cash flows from investing activities:
   Additions to real estate investments                (858)      (347)
   Payment of real estate disposition fee              (216)        --
                                                   ---------   --------
Net cash used in investing activities                (1,074)      (347)
                                                   ---------   --------

Cash flows from financing activities:
   Mortgage principal payments                           (2)      (198)
                                                   ---------   --------

Increase (decrease) in cash and
   short-term investments                              (993)     1,035
Cash and short-term investments,
   beginning of period                                5,716      6,565
                                                   ---------   --------

Cash and short-term investments,
   end of period                                   $  4,723    $ 7,600
                                                   =========   ========

Supplemental disclosure of cash
   flow information:
      Interest paid                                $  1,675    $ 1,787
                                                   =========   ========

_______________
See accompanying Notes to Financial Statements.

                           EQK REALTY INVESTORS I

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

        EQK Realty Investors I (the "Company"), a Massachusetts business trust, was formed pursuant to a Declaration of Trust dated October 8, 1984 to acquire certain income-producing real estate investments.
        Commencing with the period beginning April 1, 1985, the Company qualified and elected real estate investment trust status under the provisions of the Internal Revenue Code, and adopted December 31 as its year end, as required for real estate investment trusts.

        The Company's portfolio consists of two real estate investments:
        Castleton Commercial Park ("Castleton"), an office park located in Indianapolis, Indiana; and Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. In December 1993, the Company sold its two remaining office buildings within its office complex in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion ("Peachtree").

NOTE 2. BASIS OF PRESENTATION

        The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1993.

        In the opinion of the Company, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of March 31, 1994, its results of operations for the three months ended March 31, 1994 and 1993 and its cash flows for the three months ended March 31, 1994 and 1993, have been included in the accompanying unaudited financial statements.

        Net loss per share for the three months ended March 31, 1994 and 1993 have been computed on the basis of the 9,264,344 shares outstanding during the periods. Stock warrants issued in December 1993 and 1992 to the Company's mortgage lender are considered common stock equivalents for purposes of the calculation of net loss per share. However, the warrants have not been included in the calculation of net loss per share for the periods presented since the effect of such calculation would be antidilutive.

                             EQK REALTY INVESTORS I

NOTE 3. CASH MANAGEMENT AGREEMENT

        In connection with the Company's mortgage agreement, the Company has entered into a Cash Management Agreement with the mortgage lender and has assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. As of March 31, 1994, a balance of $596,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which is funded each month with any excess operating cash flow, are limited to capital expenditures approved by the lender. As of March 31, 1994, the balance of the capital reserve account was $3,587,000.

NOTE 4. ADVISORY AND MANAGEMENT AGREEMENTS

        The Company has entered into an agreement with Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), to act as its "Advisor". The Advisor makes recommendations to the Company concerning investments, administration and day-to-day operations.

        Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Company's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and is payable monthly without subordination. For the three months ended March 31, 1994 and 1993, portfolio management fees were approximately $108,000 and $122,000, respectively.

        As part of the 1989 amendment to the advisory agreement, the Advisor forgave one-half, or $2,720,000, of the total amount of fees previously deferred pursuant to subordination provisions of the original advisory agreement. The remaining deferred fees are to be paid upon the disposition of the Company's properties. If the properties are sold before December 1, 1994, the $2,720,000 will be discounted by 13% per year from December 1, 1994 to the date on which the last property is sold. For financial reporting purposes, the deferred balance is discounted from December 1, 1996. As of March 31, 1994, the discounted liability for deferred management fees was $1,955,000.

                             EQK REALTY INVESTORS I

NOTE 4. ADVISORY AND MANAGEMENT AGREEMENTS (Continued)

        The Company has also entered into agreements for the on-site management of each of its properties. Harrisburg East Mall is managed by Compass Retail, a subsidiary of Equitable Real Estate. Peachtree was managed under an agreement with a subsidiary of Equitable Real Estate that specializes in office management and leasing. Castleton Commercial Park is managed by an unaffiliated third-party management company.

        Management fees paid to each of the Equitable Real Estate management subsidiaries are generally based upon a percentage of rents and certain other charges. For Peachtree, the Company also paid leasing commissions based upon a percentage of total minimum future rents. Such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the three months ended March 31, 1994 and 1993, management and leasing fee expense attributable to services rendered by subsidiaries of Equitable Real Estate were $75,000 and $130,000, respectively.

                            EQK REALTY INVESTORS I

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                             Financial Condition

Capital Resources

The Company's portfolio at March 31, 1994 consists of two real estate investments: Castleton Commercial Park ("Castleton"), an office park located in Indianapolis, Indiana; and Harrisburg East Mall ("Harrisburg" or the "Mall), a regional shopping center located in Harrisburg, Pennsylvania. During 1993, the Company sold its two remaining office buildings within its office complex in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion or "Peachtree."

The Company continues to pursue the orderly liquidation of its real estate portfolio. During this process, the Company will make certain capital expenditures required to enhance or maintain the value of the properties, including tenant allowances associated with leasing activity. For 1994, the Company's capital budget is $2,500,000, of which approximately $370,000 was spent during the first quarter. One of the conditions of the mortgage restructuring completed in 1992 was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the lender. The balance of this account at March 31, 1994 was approximately $3,600,000.

Liquidity

The December 1993 sale of the Peachtree buildings and the resulting retirement of the Harrisburg mortgage notes affects the comparability of the Statements of Cash Flows for the three months ended March 31, 1994 and 1993. As described below, the sale of the remaining buildings at Peachtree contributed to a decline in the Company's cash flows from operating activities. However, the negative impact of this property disposition on cash flows was more than offset by the positive impact of the retirement of debt on cash flows from operating and financing activities attributable to the elimination of the related interest and principal payments.

During the first quarter of 1994, the Company generated $83,000 of cash flows from operating activities, compared to cash flows generated from operating activities of $1,580,000 in the first quarter of 1993. The 1994 results, and the related decline from 1993, are primarily attributable to the timing of payments of certain recurring operational expenses, including certain prepaid expenses, such as real estate taxes; an increase in Harrisburg's accounts receivables due to the timing of collection of a reimbursement from a contractor; and the sale of the remaining two buildings at Peachtree, which contributed approximately $300,000 in net income before depreciation expense during the first quarter of 1993; partially offset by a decrease in interest expense resulting from the retirement of the Harrisburg mortgage notes.

Cash flows used in investing activities increased to $1,074,000 during the three months ended March 31, 1994 from $347,000 during the three months ended March 31, 1993. This increase is due to first quarter 1994 payments related to the Harrisburg Mall renovation project completed in November 1993 and a disposition fee due the Advisor in connection with the sale of the Company's remaining two buildings at Peachtree in the amounts of $489,000 and $216,000, respectively.

The decline in cash flows used in financing activities during the first quarter of 1994 compared to the first quarter of 1993 is attributable to the repayment of the Harrisburg mortgage notes in December 1993. In addition to the capital expenditure requirements described above, liquidity requirements for the remainder of 1994 will also include principal and interest payments of approximately $5,000,000 pursuant to existing loan agreements.

The Company's cash management agreement stipulates that all rental payments from tenants are to be made directly to a third-party escrow agent who also funds monthly operating expenses in accordance with a budget approved by the lender. The Company believes that its cash flow for the remainder of 1994 will be sufficient to fund its various operating requirements, including principal and interest payments, although its discretion with respect to cash flow management will be limited by the terms of the cash management agreement.

Results of Operations

For the three months ended March 31, 1994, the Company reported a net loss of $928,000, or $.10 per share, compared with a net loss of $698,000, or $.08 per share, for the comparable period in 1993.

The December 1993 sale of the remaining two buildings at Peachtree affects the comparability of results of operations for the three months ended March 31, 1994 and 1993. For the three months ended March 31, 1994, the absence of the operating results for these two buildings created decreases to revenues from rental operations of approximately $643,000 and operating expenses, net of tenant reimbursements of approximately $347,000 as compared to the three months ended March 31, 1993.

Excluding the results of the Peachtree buildings, revenues from rental operations for the three months ended March 31, 1994 were $175,000 higher than the comparable period in 1993. Revenues at Castleton increased by $79,000 primarily due to higher occupancy levels. At Harrisburg, revenues increased by $96,000 primarily due to increases in percentage rental revenue.

Excluding the results of the Peachtree buildings, net operating expenses increased by approximately $266,000 for the first three months of 1994 from the comparable period in 1993. Such increase, which consists of individual increases of $109,000 and $157,000 at Harrisburg and Castleton, respectively, is primarily due to higher net common area expenses at both properties attributable to factors such as higher utility and snow removal costs.

Interest expense decreased by $191,000 during the first quarter of 1994 from the comparable period in 1993 due to the retirement of the Harrisburg mortgage notes, which accounted for $296,000 of interest expense during the first quarter of 1993, partially offset by an increase in interest expense attributable to increases in both the balance of the mortgage note payable and the related debt discount.

There was no significant variation in other expenses, which consist of portfolio management fees and other costs related to the operation of the Company.

                             EQK REALTY INVESTORS I

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        None

Item 2. Changes in Securities.
        None

Item 3. Defaults Upon Senior Securities.
        None

Item 4. Submission of Matters to a Vote of Security Holders.
        None

Item 5. Other Information.
        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

               2.   None
               4.   None
              10.   None
              11.   See Note 2 to the Financial Statements.
              15.   Not Applicable
              18.   Not Applicable
              19.   None
              22.   None
              23.   Not Applicable
              24.   None

        (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended March 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1994           EQK REALTY INVESTORS I

                              By:  /s/ Gregory R. Greenfield
                                   Gregory R. Greenfield
                                   Vice President and Treasurer
                                   (Principal Financial Officer)

                              By:  /s/ William G. Brown, Jr.
                                   William G. Brown, Jr.
                                   Vice President and Controller
                                   (Principal Accounting Officer)