Form 10-Q
period 1994-06-30
EQK REALTY INVESTORS I
filed 1994-08-15
CIK 755926

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]            SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[   ]            SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _________to_________

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X         No
                               -----           -----

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes          No
                           -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 9,264,344 Shares as of August 5, 1994.

                             EQK REALTY INVESTORS I


                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1994

                                     INDEX



                                                                           Page
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1.  Balance Sheets as of June 30, 1994                                  3
         and December 31, 1993

         Statements of Operations for the three                              4
         and six months ended June 30, 1994 and
         June 30, 1993

         Statements of Cash Flows for the six                                5
         months ended June 30, 1994 and
         June 30, 1993

         Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis                                9
         of Financial Condition and Results
         of Operations


PART II - OTHER INFORMATION

Items 1 through 6.                                                          12

SIGNATURES                                                                  13

                             EQK REALTY INVESTORS I

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 JUNE 30,        DECEMBER 31,
                                                                   1994             1993
                                                                 --------       ------------
                                                                (UNAUDITED)
                                                 ASSETS

Investments in real estate, at cost:
  Castleton Commercial Park, net of
    valuation allowance of $19,565                               $  60,881        $  60,313

  Harrisburg East Mall                                              47,203           46,769
                                                                 ---------        ---------
                                                                   108,084          107,082
  Less accumulated depreciation                                     29,940           28,118
                                                                 ---------        ---------

                                                                    78,144           78,964

Restricted cash                                                      3,872            4,308
Cash and short-term investments                                        982            1,408
Other assets                                                         8,147            8,483
                                                                 ---------        ---------

TOTAL ASSETS                                                     $  91,145        $  93,163
                                                                 =========        =========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage note payable, net of debt
    discounts of $486 and $651,
    respectively                                                 $  76,555        $  75,874
  Term loan payable to bank                                          2,850            2,853
  Accounts payable and other liabilities                             5,113            6,260
                                                                 ---------        ---------

                                                                    84,518           84,987
                                                                 ---------        ---------

Shareholders' equity:
  Shares of beneficial interest, without
    par value: 10,055,555 shares
    authorized, 9,264,344 shares
    issued and outstanding                                         135,779          135,779
  Accumulated deficit                                             (129,152)        (127,603)
                                                                 ---------        ---------
                                                                     6,627            8,176
                                                                 ---------        ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                           $  91,145        $  93,163
                                                                 =========        =========

- - -----------------
See accompanying Notes to Financial Statements.

                             EQK REALTY INVESTORS I

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                      1994         1993               1994       1993
                                                      ----         ----               ----       ----
Revenues from rental operations                     $ 4,169      $ 4,623            $ 8,187    $ 9,109

Operating expenses, net of tenant
   reimbursements                                     1,421        1,331              2,908      2,899
Depreciation and amortization                         1,150        1,207              2,335      2,386
                                                    -------      -------            -------    -------

Income from rental operations                         1,598        2,085              2,944      3,824

Interest expense                                      2,028        2,202              4,042      4,407
Other expenses, net of
  interest income                                       191          223                451        455
                                                    -------      -------            -------    -------

Net loss                                            $  (621)     $  (340)           $(1,549)   $(1,038)
                                                    =======      =======            =======    =======

Net loss per share                                  $ (0.07)     $ (0.03)           $ (0.17)   $ (0.11)
                                                    =======      =======            =======    =======


- - ----------------
See accompanying Notes to Financial Statements.

                             EQK REALTY INVESTORS I

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                       1994         1993
                                                       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(1,549)     $(1,038)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                   2,335        2,386
      Amortization of discount on
        mortgage note payable                           165           65
      Imputed and deferred interest                     639          645
      Changes in assets and liabilities:
        Increase (decrease) in accounts payable
          and other liabilities                        (565)         188
        (Increase) decrease in other assets            (120)         197
                                                    -------      -------
Net cash provided by operating activities               905        2,443
                                                    -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to real estate investments               (1,548)      (1,747)
  Payment of real estate disposition fee               (216)          --
                                                    -------      -------
Net cash used in investing activities                (1,764)      (1,747)
                                                    -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage principal payments                            (3)        (412)
                                                    -------      -------

INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                               (862)         284
CASH AND SHORT-TERM INVESTMENTS,
  BEGINNING OF PERIOD                                 5,716        6,565
                                                    -------      -------
CASH AND SHORT-TERM INVESTMENTS,
  END OF PERIOD                                     $ 4,854      $ 6,849
                                                    =======      =======

Supplemental disclosure of cash
  flow information:
     Interest paid                                  $ 3,350      $ 3,824
                                                    =======      =======

- - ----------------
See accompanying Notes to Financial Statements.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.  DESCRIPTION OF BUSINESS

         EQK Realty Investors I, (the "Company"), a Massachusetts business trust, was formed pursuant to a Declaration of Trust dated October 8, 1984 to acquire certain income-producing real estate investments. Commencing with the period beginning April 1, 1985, the Company qualified and elected real estate investment trust status under the provisions of the Internal Revenue Code, and adopted December 31 as its year end, as required for real estate investment trusts.

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

         In the opinion of the Company, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of June 30, 1994, its results of operations for the three and six months ended June 30, 1994 and 1993 and its cash flows for the six months ended June 30, 1994 and 1993, have been included in the accompanying unaudited financial statements.

         Net loss per share for the three and six months ended June 30, 1994 and 1993 have been computed on the basis of the 9,264,344 shares outstanding during the periods. Stock warrants issued in December 1992 and 1993 to the Company's mortgage lender are considered common stock equivalents for purposes of the calculation of net loss per share. However, the warrants have not been included in the calculation of net loss per share for the periods presented since the effect of such calculation would be antidilutive.

                            EQK REALTY INVESTORS I

NOTE 3.  CASH MANAGEMENT AGREEMENT

         In connection with the Company's mortgage agreement, the Company has entered into a Cash Management Agreement with the mortgage lender and has assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. As of June 30, 1994, a balance of $537,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which is funded each month with any excess operating cash flow, are limited to capital expenditures approved by the lender. As of June 30, 1994, the balance of the capital reserve account was $3,022,000.

NOTE 4.  ADVISORY AND MANAGEMENT AGREEMENTS

         The Company has entered into an agreement with Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), to act as its "Advisor". The Advisor makes recommendations to the Company concerning investments, administration and day-to-day operations.

         Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Company's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and is payable monthly without subordination. For the six months ended June 30, 1994 and 1993, portfolio management fees were $ 216,000 and $235,000, respectively.

         As part of the 1989 amendment to the advisory agreement, the Advisor forgave one-half, or $2,720,000, of the total amount of fees previously deferred pursuant to subordination provisions of the original advisory agreement. The remaining deferred fees are to be paid upon the disposition of the Company's properties. If the properties are sold before December 1, 1994, the $2,720,000 will be discounted by 13% per year from December 1, 1994 to the date on which the last property is sold. For financial reporting purposes, the deferred balance is discounted from December 1, 1996. As of June 30, 1994, the discounted liability for deferred management fees was $2,017,000.

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

         Management fees paid to each of the Equitable Real Estate management subsidiaries are generally based upon a percentage of rents and certain other charges. For Peachtree, the Company also paid leasing commissions based upon a percentage of total minimum future rents. Such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the six months ended June 30, 1994 and 1993, management and leasing fee expense attributable to services rendered by subsidiaries of Equitable Real Estate were $154,000 and $271,000, respectively.

NOTE 5.  PROPOSED SALE OF HARRISBURG EAST MALL

         In July 1994, the Board of Trustees authorized the Company's management to pursue the sale of Harrisburg as part of a portfolio of regional shopping malls assembled by Compass Retail. On August
         4, 1994, a term sheet was executed with the potential purchaser, a publicly-traded real estate investment trust, that provides for, among other things, an all-cash purchase price of $72,400,000. The term sheet also provides for a 60 day due diligence period and anticipates a closing by the end of 1994. The net proceeds from the sale, along with existing cash reserves, will be used to retire substantial portions of the mortgage note and term loan, and to satisfy certain yield maintenance requirements related to such debt. Upon consummation of these transactions, the Company anticipates recognizing a gain on sale of real estate of approximately $27,500,000 and a loss on retirement of debt of approximately $1,700,000. Upon the sale of Harrisburg and the concurrent debt retirement, the portfolio management fee payable to the Advisor is expected to be restructured to a fixed fee of $375,000 per year. The proposed transaction also includes the sale of Compass Retail and the Company's Advisor. Completion of the transaction is subject to approval by the Company's primary lender, along with board of directors approval by all parties, the execution of mutually agreeable documents, and normal due diligence procedures. Accordingly, there can be no assurances that the transaction will be consummated.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                              Financial Condition

Capital Resources

The Company's portfolio at June 30, 1994 consists of two real estate investments: Castleton Commercial Park ("Castleton"), an office park located in Indianapolis, Indiana; and Harrisburg East Mall ("Harrisburg" or the "Mall), a regional shopping center located in Harrisburg, Pennsylvania. During 1993, the Company sold its two remaining office buildings within its office complex in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion or "Peachtree."

The Company continues to pursue the orderly liquidation of its real estate portfolio. During this process, the Company will make certain capital expenditures required to enhance or maintain the value of the properties, including tenant allowances associated with leasing activity. For 1994, the Company's capital budget is $2,500,000, of which approximately $1,000,000 was spent during the first six months. One of the conditions of the mortgage restructuring completed in 1992 was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the lender. The balance of this account at June 30, 1994 was $3,022,000.

As disclosed in Note 5 to the Financial Statements presented in Item 1, a term sheet has been executed with respect to the sale of Harrisburg to a publicly traded real estate investment trust as part of a portfolio of regional shopping malls. The all cash proceeds from the sale of Harrisburg in the amount of $72,400,000, along with existing cash reserves, will be used to retire substantial portions of the mortgage note and the term loan, and to satisfy certain yield maintenance requirements related to such debt. The reduction in debt balances outstanding will reduce both the accrual of interest and the issuance of warrants for additional shares required under the terms of the mortgage loan agreement. Under the existing terms of the debt, the interest payment savings will be approximately $5,960,000 in 1995 and if the transaction is consummated prior to December 15, 1994, the number of shares underlying the warrants to be issued to the mortgage lender will be reduced from 50,000 shares to approximately 5,000 shares. Upon consummation of these transactions, the Company anticipates recognizing a gain on sale of real estate of approximately
$27,500,000 and a loss on retirement of debt of approximately $1,700,000.   The
proposed transaction also includes the sale of Compass Retail, Inc. (the property manager for Harrisburg) and Equitable Realty Portfolio Management, Inc. (the Company's Advisor.) Completion of the transaction is subject to approval by the Company's primary lender, along with board of directors approval by all parties, the execution of mutually agreeable documents, and normal due diligence procedures. Accordingly, there can be no assurances that the transaction will be consummated.

Liquidity

The December 1993 sale of the Peachtree buildings and the resulting retirement of the Harrisburg mortgage notes affects the comparability of the Statements of Cash Flows for the six months ended June 30, 1994 and 1993. The buildings at Peachtree generated approximately $500,000 of operating cash flows during the six months ended June 30, 1993 as measured by net income before depreciation and amortization expense. However, this decline in operating cash flows was entirely offset by the positive impact on cash flows from debt retirement, as the Harrisburg mortgage notes consumed $850,000 of cash flows through principal and interest payments during the six months ended June 30, 1993.

During the first half of 1994, the Company generated $905,000 of cash flows from operating activities, compared to cash flows generated from operating activities of $2,443,000 during the corresponding 1993 period. The 1994 results, and the related decline from 1993, were primarily attributable to the timing of payment of certain recurring operational expenses, a decline at Castleton in tenant reimbursements of operating cost escalations, and the aforementioned sale of the remaining two buildings at Peachtree, partially offset by a decrease in interest expense resulting from the retirement of the Harrisburg mortgage notes.

Cash flows used in investing activities were $1,764,000 and $1,747,000 for the six months ended June 30, 1994 and 1993, respectively. Such investing activities were comprised of building and tenant improvements, and during the 1994 period, a $216,000 disposition fee paid to the Advisor in connection with the sale of the buildings at Peachtree.

The decline in cash flows used in financing activities during the first half of 1994 compared to the first half of 1993 is attributable to the repayment of the Harrisburg mortgage notes in December 1993. In addition to the capital expenditure requirements described above, liquidity requirements for the remainder of 1994 will also include principal and interest payments of approximately $3,350,000 pursuant to existing loan agreements.

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

                             Results of Operations


For the six month period ended June 30, 1994, the Company reported a net loss of $1,549,000, or $0.17 per share, compared with a net loss of $1,038,000, or $0.11 per share, for the comparable period in 1993. For the second quarter of 1993, a net loss of $621,000, or $.07 per share, was reported compared to a net loss of $340,000, or $0.03 per share, in the second quarter of 1993.

The Company's revenues declined significantly during the three and six month periods ended June 30, 1994 from the comparable prior year periods, reflecting the impact of the December 1993 sale of the Company's remaining two buildings at Peachtree. Revenues at Peachtree for the three and six months periods in 1993 were $512,000 and $1,155,000, respectively.

Revenues at Harrisburg were $1,815,000 and $3,518,000 during the three and six months ended June 30, 1994, respectively, reflecting increases of $158,000 and $255,000 over the related 1993 periods, respectively. Such increases were attributable to higher percentage rental income and utility reimbursement income. At Castleton, revenues were $4,669,000 for the six months ended June 30, 1994, which was comparable to revenues during the related 1993 period. For the three months ended June 30, 1994, revenues declined by approximately $100,000 to $2,354,000 from the corresponding 1993 period, which was due to higher occupancy in the second quarter of 1993.

Operating expenses declined during the three and six month periods ended June 30, 1994, due to the aforementioned sale of the Peachtree buildings. Operating expenses at Peachtree for the three and six month periods in 1993 were $296,000 and $638,000, respectively. Operating expenses at Harrisburg were $263,000 and $517,000 for the three and six months ended June 30, 1994, reflecting increases over the related 1993 periods of $149,000 and $253,000, respectively. Such increases were attributable to increases in repair and maintenance expense and bad debt expense. Operating expenses at Castleton were $1,158,000 and $2,391,000 for the three and six months ended June 30, 1994, reflecting increases over the related 1993 periods of $237,000 and $394,000, respectively. Such increases were attributable to higher common area expenses such as utilities and maintenance, coupled with a decline in tenant reimbursements for such operating cost escalations.

Interest expense decreased by $174,000 and $365,000 during the three and six months ended June 30, 1994, respectively, over the comparable prior year periods. This decrease was due to the December 1993 retirement of the Harrisburg mortgage notes, which accounted for approximately $290,000 of quarterly interest expense, partially offset by an increase in interest expense attributable to (i) an increase in the balance of the mortgage note resulting from the addition to principal of accrued but not currently payable interest and (ii) the amortization of non-cash expense arising from the issuance of warrants.

Other expenses, net of interest income declined during both the three and six months ended June 30, 1994, primarily due to lower portfolio management fees payable to the Company's Advisor.

                             EQK REALTY INVESTORS I

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         None

ITEM 2.  Changes in Securities.

         None

ITEM 3.  Defaults Upon Senior Securities.

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Shareholders was held on June 15, 1994. The only matter submitted to a vote at the meeting was the election of five Trustees to serve for the ensuing year. All nominees were elected without opposition.

ITEM 5.  Other Information.

         The May Department Stores Company ("May") has announced its agreement to purchase ten Hess's department stores, including the Hess's store at Harrisburg East Mall. The Company has had discussions with May about its plan to operate a Hecht's department store (a division of May) within this location and its desire to expand and remodel this store. Such plans anticipate the execution of a new lease between the Company and May, and discussions regarding such a new lease are currently ongoing. Although the Company believes the execution of such a new lease would be beneficial to the Mall, it may result in a decrease in revenues and an increase in capital expenditures in the intial years of the lease. A significant change in any anchor department store lease would require the consent of the Company's mortgage lender. There can be no assurance that May will complete its acquisition of the Hess's department stores or that the Company will ultimately enter into a new lease with May for the Hess's store at Harrisburg.

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

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended June 30, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 12, 1994                EQK REALTY INVESTORS I


                                      By: /s/Gregory R. Greenfield
                                          --------------------------------------
                                          Gregory R. Greenfield
                                          Executive Vice President and Treasurer
                                          (Principal Financial Officer)

                                      By: /s/William G. Brown, Jr.
                                          --------------------------------------
                                          William G. Brown, Jr.
                                          Vice President and Controller
                                          (Principal Accounting Officer)