Form 10-Q
period 1994-09-30
EQK REALTY INVESTORS I
filed 1994-11-14
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                   ---------
(Mark One)

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]            SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1994
                                                ------------------

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[   ]            SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                ---------  ---------

                           Commission File No. 1-8815
                           --------------------------

                             EQK REALTY INVESTORS I
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                 Massachusetts                          23-2320360
        ---------------------------------------------------------------
        (State or other jurisdiction                 (I.R.S. Employer
        of incorporation or organization)           Identification No.)

         5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA   30342
      -------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip code)

                                  (404) 303-6100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                           Yes              No
                                -----          -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 9,264,344 Shares as of November 11, 1994.

                             EQK REALTY INVESTORS I

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1994

                                     INDEX


                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.     Balance Sheets as of September 30, 1994                     3
            and December 31, 1993

            Statements of Operations for the three                      4
            and nine months ended September 30, 1994 and September 30, 1993

            Statements of Cash Flows for the nine                       5
            months ended September 30, 1994 and
            September 30, 1993

            Notes to Financial Statements                               6

Item 2.     Management's Discussion and Analysis                        9
            of Financial Condition and Results
            of Operations

PART II - OTHER INFORMATION

Items 1 through 6.                                                     12

SIGNATURES                                                             13

                             EQK REALTY INVESTORS I

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           SEPTEMBER 30,     DECEMBER 31,
                                                               1994             1993
                                                           -------------     ------------
                                                            (UNAUDITED)
                                    ASSETS

Investments in real estate, at cost:
  Castleton Commercial Park, net of
    valuation allowance of $19,565                           $  61,147         $  60,313
  Harrisburg East Mall                                          47,646            46,769
                                                             ---------         ---------
                                                               108,793           107,082
  Less accumulated depreciation                                 30,875            28,118
                                                             ---------         ---------
                                                                77,918            78,964

Restricted cash                                                  3,525             4,308
Cash and short-term investments                                  1,324             1,408
Other assets                                                     8,613             8,483
                                                             ---------         ---------

TOTAL ASSETS                                                 $  91,380         $  93,163
                                                             =========         =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Mortgage note payable, net of debt
    discounts of $404 and $651,
    respectively                                             $  76,909         $  75,874
  Term loan payable to bank                                      2,848             2,853
  Accounts payable and other liabilities                         5,616             6,260
                                                             ---------         ---------

                                                                85,373            84,987
                                                             ---------         ---------
Shareholders' equity:
  Shares of beneficial interest, without
    par value: 10,055,555 shares
    authorized, 9,264,344 shares
    issued and outstanding                                     135,779           135,779
  Accumulated deficit                                         (129,772)         (127,603)
                                                             ---------         ---------
                                                                 6,007             8,176
                                                             ---------         ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                       $  91,380         $  93,163
                                                             =========         =========

- ---------------
See accompanying Notes to Financial Statements.

                             EQK REALTY INVESTORS I

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                    1994         1993       1994        1993
                                                   -------     -------    --------    --------
Revenues from rental operations                     $4,132      $4,599     $12,319     $13,708

Operating expenses, net of tenant
  reimbursements                                     1,401       1,799       4,309       4,698
Depreciation and amortization                        1,145       1,150       3,480       3,536
                                                    ------      ------     -------     -------

Income from rental operations                        1,586       1,650       4,530       5,474

Interest expense                                     2,035       2,202       6,077       6,609
Other expenses, net of
  interest income                                      171         161         622         616
                                                    ------      ------     -------     -------

Net loss                                            $ (620)     $ (713)    $(2,169)    $(1,751)
                                                    ======      ======     =======     =======

Net loss per share                                  $(0.06)     $(0.08)    $ (0.23)    $ (0.19)
                                                    ======      ======     =======     =======

- ---------------
See accompanying Notes to Financial Statements.

                             EQK REALTY INVESTORS I

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                        1994              1993
                                                                                      --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $(2,169)          $(1,751)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                                      3,480             3,536
      Amortization of discount on
        mortgage note payable                                                              247                98
      Imputed and deferred interest                                                        973               973
      Changes in assets and liabilities:
        Increase (decrease) in accounts payable
          and other liabilities                                                           (124)              410
        (Increase) decrease in other assets                                               (803)              272
                                                                                       -------           -------
Net cash provided by operating activities                                                1,604             3,538
                                                                                       -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to real estate investments                                                  (2,250)           (3,343)
  Payment of real estate disposition fee                                                  (216)               --
                                                                                       -------           -------
Net cash used in investing activities                                                   (2,466)           (3,343)
                                                                                       -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage principal payments                                                               (5)             (628)
                                                                                       -------           -------

DECREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                                                             (867)             (433)
CASH AND SHORT-TERM INVESTMENTS,
  BEGINNING OF PERIOD                                                                    5,716             6,565
                                                                                       -------           -------

CASH AND SHORT-TERM INVESTMENTS,
  END OF PERIOD                                                                        $ 4,849           $ 6,132
                                                                                       =======           =======

Supplemental disclosure of cash flow information:
  Interest paid                                                                        $ 5,026           $ 5,704
                                                                                       =======           =======

- ---------------
See accompanying Notes to Financial Statements.

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

         The Company's portfolio consists of two real estate investments (the "Properties"): Castleton Commercial Park ("Castleton"), an office park located in Indianapolis, Indiana; and Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. In December 1993, the Company sold its two remaining office buildings within its office complex in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion ("Peachtree").

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

         In the opinion of the Company, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of September 30, 1994, its results of operations for the three and nine months ended September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993, have been included in the accompanying unaudited financial statements.

         Net loss per share for the three and nine months ended September 30, 1994 and 1993 has been computed on the basis of the 9,264,344 shares outstanding during the periods. Stock warrants issued in December 1992 and 1993 to the Company's mortgage lender are considered common stock equivalents for purposes of the calculation of net loss per share. However, the warrants have not been included in the calculation of net loss per share for the periods presented since the effect of such calculation would be antidilutive.

                             EQK REALTY INVESTORS I

NOTE 3.  CASH MANAGEMENT AGREEMENT

         In connection with the Company's mortgage agreement, the Company has entered into a Cash Management Agreement with the mortgage lender and has assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. As of September 30, 1994, a balance of $611,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which is funded each month with any excess operating cash flow, are limited to capital expenditures approved by the lender. As of September 30, 1994, the balance of the capital reserve account was $2,598,000.


NOTE 4.  ADVISORY AND MANAGEMENT AGREEMENTS

         The Company has entered into an agreement with Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), to act as its "Advisor". The Advisor makes recommendations to the Company concerning investments, administration, and day-to-day operations.

         Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Company's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and is payable monthly without subordination. For the nine months ended September 30, 1994 and 1993, portfolio management fees were $324,000 and $359,000, respectively.

         As part of the 1989 amendment to the advisory agreement, the Advisor forgave one-half, or $2,720,000, of the total amount of fees previously deferred pursuant to subordination provisions of the original advisory agreement. The remaining deferred fees are to be paid upon the disposition of the Company's properties. For financial reporting purposes, the deferred balance is being discounted by 13% per year from December 1, 1996. As of September 30, 1994, the discounted liability for deferred management fees was $2,078,000.

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

         Management fees paid to each of the Equitable Real Estate management subsidiaries are generally based upon a percentage of rents and certain other charges. For Peachtree, the Company also paid leasing commissions based upon a percentage of total minimum future rents. Such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the nine months ended September 30, 1994 and 1993, management and leasing fee expense attributable to services rendered by subsidiaries of Equitable Real Estate were $234,000 and $377,000, respectively.


NOTE 5.  PROPERTY SALES MATTERS

         On November 1, 1994, the Company announced that discussions concerning the potential sale of Harrisburg to the Simon Property Group, Inc. (NYSE symbol SPG) had been terminated. Harrisburg was to be part of a portfolio of regional shopping malls that were to be sold to Simon in late 1994. Despite the fact that the various parties to this contemplated transaction could not reach agreement on final terms, the Company's management remains committed to pursuing the orderly liquidation of its real estate holdings.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              Financial Condition

Capital Resources

The Company's portfolio at September 30, 1994 consists of two real estate investments (the "Properties"): Castleton Commercial Park ("Castleton"), an office park located in Indianapolis, Indiana; and Harrisburg East Mall ("Harrisburg" or the "Mall), a regional shopping center located in Harrisburg, Pennsylvania. During 1993, the Company sold its two remaining office buildings within its office complex in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion or "Peachtree."

As discussed in Note 5 to the Financial Statements presented in Item 2, the Company continues to pursue the orderly liquidation of its real estate portfolio. During this process, the Company will make certain capital expenditures required to enhance or maintain the value of the properties, including tenant allowances associated with leasing activity. The Company anticipates making fourth quarter 1994 capital expenditures of approximately $970,000. One of the conditions of the mortgage restructuring completed in 1992 was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the lender. The balance of this account at September 30, 1994 was $2,598,000.

On August 1, 1994, Hess's Department Stores, Inc. ("Hess's") announced its intention to sell certain of its stores, including its store at Harrisburg, to The May Department Stores Company ("May"). The Company has entered into a non-binding letter agreement with May concerning its plans to operate a Hecht's department store (a division of May) at Harrisburg and its desire to expand and remodel this store. Such expansion would involve the relocation of Toys'R'Us, which is presently situated in the basement area previously occupied by Hess's, to Harrisburg's outparcel building, and the related relocation or lease buyout of outparcel tenants with lease terms extending beyond 1994.

The Company anticipates incurring costs of approximately $2,500,000 to renovate the outparcel building in preparation of the Toys'R'Us relocation and to buy out the leases of certain existing tenants. Such costs will be funded by existing cash reserves, and to the extent necessary, operating cash flows. The substitution of Hecht's for Hess's is contingent upon the Company's ability to execute a lease agreement with Hecht's and requires the consent of the Company's mortgage lender. No assurances can be given, however, that such lease agreement ultimately will be executed and that the mortgage lender will consent to the anchor tenant substitution.

Liquidity

The December 1993 sale of the Peachtree buildings and the resulting retirement of the Harrisburg mortgage notes affects the comparability of the Statements of Cash Flows for the nine months ended September 30, 1994 and 1993. The buildings at Peachtree had generated approximately $700,000 of operating cash flows during the nine months ended September 30, 1993 as measured by net income before depreciation and amortization expense. However, this decline in operating cash flows was entirely offset by the positive impact on cash flows from debt retirement, as the Harrisburg mortgage notes had consumed $1,275,000 of cash flows through principal and interest payments during the nine months ended September 30, 1993.

During the first nine months of 1994, the Company generated $1,604,000 of cash flows from operating activities, compared to cash flows generated from operating activities of $3,538,000 during the corresponding 1993 period. The 1994 results, and the related decline from 1993, were primarily attributable to the timing of payment of recurring operational expenses at the Properties, an unusually high level of collections in 1993 of Harrisburg tenant receivables originating in the prior year, a decline in Castleton's operating cash flows due to increases in certain operating costs as described below, and the aforementioned sale of the remaining two buildings at Peachtree, partially offset by a decrease in interest paid resulting from the retirement of the Harrisburg mortgage notes.

Cash flows used in investing activities were $2,466,000 and $3,343,000 for the nine months ended September 30, 1994 and 1993, respectively. The decrease in 1994 investing activities was attributable to lower building and tenant improvement costs at Harrisburg, partially offset by a $216,000 disposition fee paid to the Advisor in connection with the sale of the buildings at Peachtree.

The decline in cash flows used in financing activities during the first nine months of 1994 compared to 1993 was attributable to the repayment of the Harrisburg mortgage notes in December 1993. In addition to the capital expenditure requirements described above, liquidity requirements for the remainder of 1994 will also include principal and interest payments of approximately $1,677,000 pursuant to existing loan agreements.

In connection with the anchor tenant substitution of Hecht's for Hess's at Harrisburg as discussed above, the Company expects an approximate $400,000 decrease in minimum rents in 1995, including an approximate $100,000 decrease in base rent to be received from Hecht's as compared to Hess's base rent. Such decrease in minimum rents is likely to continue during the initial years of the Hecht's lease, although such decrease may be offset in whole or in part by increases in percentage rental and other revenues as a result of expected increases in Mall customer traffic associated with the inclusion of Hecht's as an anchor tenant.

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

                             Results of Operations

For the nine month period ended September 30, 1994, the Company reported a net loss of $2,169,000, or $0.23 per share, compared with a net loss of $1,751,000, or $0.19 per share, for the comparable period in 1993. For the third quarter of 1994, a net loss of $620,000, or $0.06 per share, was reported compared to a net loss of $713,000, or $0.08 per share, in the third quarter of 1993.

The Company's revenues declined during the three and nine month periods ended September 30, 1994 from the comparable prior year periods, reflecting the impact of the December 1993 sale of the Company's remaining two buildings at Peachtree. Revenues at Peachtree for the three and nine month periods in 1993 were $624,000 and $1,780,000, respectively. Revenues at Harrisburg were $1,741,000 and $5,259,000 during the three and nine months ended September 30, 1994, respectively, reflecting increases of $148,000 and $403,000 over the related 1993 periods, respectively. Such increases were attributable to certain insurance recoveries in 1994 and higher income from temporary tenant leasing. At Castleton, revenues for the three and nine months ended September 30, 1994, $2,391,000 and $7,060,000, respectively, were comparable to amounts recognized in the related 1993 periods.

Operating expenses declined during the three and nine months ended September 30, 1994 due to the aforementioned sale of the Peachtree buildings. Operating expenses at Peachtree for the three and nine month periods in 1993 were $446,000 and $1,086,000, respectively. Operating expenses at Harrisburg for the three and nine months ended September 30, 1994, $181,000 and $698,000, respectively, increased over prior year amounts by $8,000 and $261,000, respectively. The increase in the year-to-date amount is due to an increase in maintenance expense for snow removal during the first quarter of 1994, and to increases in costs associated with temporary tenant leasing and in bad debt expense attributable to the absence of certain recoveries that were realized in 1993. Castleton's operating expenses for the nine months ended September 30, 1994 and 1993 were $3,611,000 and $3,172,000, respectively. The 1994 year-to-date increase is attributable to higher common area expenses such as utilities and maintenance coupled with a decline in tenant reimbursements for such operating cost escalations, and to one-time repairs to neighborhood street lighting. Operating expenses at Castleton for the three months ended September 30, 1994, $1,220,000 were comparable to amounts recognized in the related 1993 period.

Interest expense decreased by $167,000 and $532,000 during the three and nine months ended September 30, 1994, respectively, over the comparable prior year periods. This decrease was due to the December 1993 retirement of the Harrisburg mortgage notes, which accounted for approximately $290,000 of quarterly interest expense, partially offset by an increase in interest expense attributable to (i) an increase in the balance of the mortgage note resulting from the addition to principal of accrued but not currently payable interest and (ii) the amortization of non-cash expense arising from the issuance of warrants.

Other expenses for the three and nine months ended September 30, 1994, $171,000 and $622,000, respectively, were comparable to amounts recognized in the related 1993 periods.

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

                 None

ITEM 5.  Other Information.

                 None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:

                  2.     None
                  4.     None
                 10.     None
                 11.     See Note 2 to the Financial Statements.
                 15.     Not Applicable
                 18.     Not Applicable
                 19.     None
                 22.     None
                 23.     Not Applicable
                 24.     None
                 27. Included in EDGAR transmission only. Financial Data Schedule (for SEC purposes only)

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended September 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 11, 1994          EQK REALTY INVESTORS I


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