Form 10-K405
EQK REALTY INVESTORS I
filed 1995-03-30
CIK 755926

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
       [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                          Commission File No. 1-8815

                             EQK REALTY INVESTORS I
             (Exact name of Registrant as specified in its Charter)

                 Massachusetts                                      23-2320360
     ---------------------------------                 ------------------------------------
     (State or other jurisdiction                      (I.R.S. Employer Identification No.)
     of incorporation or organization)

 5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA                      30342
------------------------------------------------------                   -----------
         (Address of principal executive offices)                        (Zip Code)

      (Registrant's telephone number, including area code) (404) 303-6100

          Securities registered pursuant to Section 12(b) of the Act:


    Title of each class            Name of each exchange on which registered
---------------------------       --------------------------------------------
Shares of Beneficial Interest               New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

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

         The aggregate market value of Shares of Beneficial Interest held by non-affiliates of the Registrant, based on the closing price of the Shares on March 23, 1995 on the New York Stock Exchange of $2.125 per Share, is $16,092,600. As of March 23, 1995, 9,264,344 Shares of Beneficial Interest were outstanding. Officers and Trustees of the Trust (and certain of their family members) and Equitable Realty Portfolio Management, Inc., Advisor to the Trust, are treated as affiliates for the purposes of this computation, with no admission being made that such people or entities are actually affiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE.
         The Trust's Proxy Statement relating to its 1995 Annual Meeting of Shareholders is incorporated in Part III, Items 10, 11, 12 and 13.

                               TABLE OF CONTENTS





PART I                                                                                        PAGE
Item 1.      Business                                                                            2
Item 2.      Properties                                                                          8
Item 3.      Legal Proceedings                                                                   9
Item 4.      Submission of Matters to a Vote of Security Holders                                 9

PART II

Item 5.      Market for the Registrant's Common Equity and Related
               Stockholder Matters                                                              12
Item 6.      Selected Financial Data                                                            13
Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                              13
Item 8.      Financial Statements and Supplementary Data                                        18
Item 9.      Changes in and Disagreements with Accountant
               on Accounting and Financial Disclosure                                           18

PART III

Item 10.     Directors and Executive Officers of the Registrant                                 19
Item 11.     Executive Compensation                                                             19
Item 12.     Security Ownership of Certain Beneficial Owners
               and Management                                                                   19
Item 13.     Certain Relationships and Related Transactions                                     19


PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                                              20

                                     PART I


ITEM 1.  BUSINESS.

General Development of Business

                 EQK Realty Investors I, a Massachusetts business trust (the "Trust"), was formed pursuant to a Declaration of Trust dated October 8, 1984. Equitable Realty Portfolio Management, Inc. ("ERPM," successor in interest to EQK Partners), acts as the advisor (the "Advisor") to the Trust. ERPM is a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), itself an indirect wholly owned subsidiary of The Equitable Life Assurance Society of the United States ("Equitable"). The principal executive offices of the Trust and of the Advisor are located at 5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, Georgia, 30342, and their telephone number is (404) 303-6100.

                 The Trust has adopted a fiscal and taxable year ending December 31. The Trust has transacted its affairs so as to qualify as, and has elected to be treated as, a real estate investment trust under applicable provisions of the Internal Revenue Code. Under the Internal Revenue Code, a real estate investment trust that meets applicable requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders.

                 The Trust consummated the public offering of its Shares of Beneficial Interest (the "Shares") on March 12, 1985. The net proceeds to the Trust from such offering, net of underwriting discount, amounted to $170,856,000 before deducting offering expenses of $1,062,000. Certain of those proceeds aggregating $167,032,000 were expended to acquire certain properties on March 13, 1985 (the "Properties," described below under "Narrative Description of Business," as well as seven buildings in an office complex in Atlanta, Georgia, which were subsequently sold during the period 1992-1993).

                 The Trust initially intended to hold its real estate investments for a period not to exceed 12 years from the date of acquisition and, after the twelfth year, to dispose of any remaining investments in an orderly fashion within a period of two years in order to achieve a complete liquidation of the Trust by March 1999. As discussed in Note 1 to the financial statements, the Trust is currently pursuing the orderly liquidation of its real estate holdings. Actual disposition of the Properties may occur at any time prior to March 1999, depending on both the prevailing conditions in the relevant real estate markets and the ability of the Trust to refinance its debt maturing in December 1995 (see Note 2 to the financial statements). The precise timing of dispositions will be in the discretion of the Trustees.

                 On December 18, 1985, the Trust issued to Salomon Brothers Realty Corp. its seven-year 10.92% Zero Coupon Note (the "1985 Note") in the principal amount of $45,000,000 and the face amount of $94,719,904. The 1985 Note was secured by mortgages on the Properties. The difference between the principal amount and the face amount that was due at maturity on December 18, 1992 represents interest compounded semi-annually at the rate of 10.92%. The Trust utilized the net proceeds from the sale of the 1985 Note ($44,296,000) to repurchase an aggregate of 2,466,211 Shares in the open market between February 13, 1986 and May 6, 1986. In 1992 the Trust utilized proceeds from the sale of real estate at Peachtree-Dunwoody Pavilion to prepay a portion of the 1985 Note. Also, in 1992, the Trust utilized proceeds from the issuance of previously repurchased shares to its Advisor to prepay a portion of the 1985 Note.

                 On February 4, 1988, the Trust issued to Salomon Brothers Realty Corp. a second Zero Coupon Note (the "1988 Note") in the principal amount of $5,000,000 and the face amount of $7,771,718 payable at its maturity on December 18, 1992. The 1988 Note was also secured by mortgages on the Properties. The difference between the principal amount of and the face amount represents interest compounded semi-annually at the rate of 9.255%. The Trust utilized the proceeds from the 1988 Note to repay borrowings under the Trust's unsecured revolving credit facility. In 1991 the Trust utilized proceeds from the sale of real estate at Castleton Commercial Park ("Castleton" or the "Park"), an office park located in Indianapolis, Indiana, to prepay a portion of the 1988 Note. In 1992 the Trust utilized proceeds from the sale of real estate at Peachtree-Dunwoody Pavilion to prepay the remaining portion of the 1988 Note.

                 The 1985 Note and the 1988 Note, together with the mortgages securing them, were assigned on February 4, 1988 by Salomon Brothers Realty Corp. to The Prudential Insurance Company of America ("Prudential"). In December 1992, the Trust completed the refinancing of the 1985 Note, which at that time had a balance of $75,689,000, for a term of three years. The interest rates on the refinanced note (the "Mortgage Note") are 9.54% in the first year, 9.79% in the second year, and 10.04% in the third year. The new loan agreement requires monthly payments of interest only at the rate of 8.54% per annum. The additional interest charges are accrued and added to principal over the term of the loan. The amount of principal due at maturity on December 15, 1995 will be $78,928,000. In addition, the lender received in December 1992, 1993 and 1994 warrants to purchase 165,086, 151,556 and 51,226 Shares of the Trust, respectively, for $.0001 per share, none of which have yet been exercised. The new financing is collateralized by first mortgage liens on real estate at Castleton and Harrisburg East Mall ("Harrisburg" or the "Mall", a regional shopping center located in Harrisburg, Pennsylvania), assignments of leases and rents, and certain cash balances.

                 In December 1992, the Trust also completed the restructuring of its bank line of credit into a term loan (the "Term Loan"). The balance of the restructured Term Loan was $2,859,000 and will also mature in December 1995. The interest rate on the Term Loan is 8.33% per annum. Monthly payments are determined based on the same 8.54% pay rate applicable to the primary lender's mortgage. The amount of each monthly payment above the required interest rate is applied to the principal balance of the loan. The amount of
principal due at maturity will be $2,839,000.   The Term Loan is secured by
subordinate liens on each of the Properties and an escrow deposit of $300,000.

                 In connection with the debt restructuring, the Trust issued 1,675,000 previously repurchased shares of its stock to its Advisor. The Trust received proceeds of $6,700,000, or $4.00 per share, for the Shares. The Trust may, at its discretion, reissue the remaining 791,211 Shares previously repurchased. Any issuance of Shares in excess of the Shares previously repurchased would require shareholder approval.

                 In anticipation of the Mortgage Note and Term Loan maturities, the Trust's management is exploring its external financing alternatives including the refinancing of its debt with the existing lenders, or the potential for prepaying part or all of the debt outstanding with the proceeds from real estate dispositions. Management believes that a new debt facility would be well collateralized as evidenced by the Properties' aggregate appraised value of $116,100,000 as of December 31, 1994, and that such new facility will be in place on or before the maturity date of the existing debt.

                 Apart from its initial investments in the Properties, and subject to certain restrictions, the Trust may make additional real estate investments involving the expansion of existing improvements or the acquisition and development of additional properties that are in the immediate vicinity of the Properties. No additional real estate investments are currently contemplated, other than capital improvements to the existing properties (see
Item 2 - Properties below).

                 The Trust may make secured or unsecured borrowings to make distributions to its shareholders, to make permitted additional real estate investments described above and for normal working capital needs, including tenant alterations and/or allowances and the repair and maintenance of properties in which it has invested. The Declaration of Trust prohibits the Trust's aggregate borrowings from exceeding 75% of its total asset value, as defined.

                 The Trust will not engage in any business not related to its real estate investments and, in that connection, the Declaration of Trust imposes certain prohibitions and investment restrictions on various investment practices or activities of the Trust.

Narrative Description of Business


                 At December 31, 1994, the Trust's portfolio consists of two real estate investments: Castleton and Harrisburg. During 1993, the Trust sold its two remaining office buildings within its office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion or "Peachtree".

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

                 Tenants. At December 31, 1994, there were approximately 200 tenants in the Park occupying approximately 1,077,000 square feet of net rentable area, representing an occupancy percentage of 92.9%. The Park has five tenants occupying 50,000 square feet or more at December 31, 1994.

                 Leases covering 194,700 square feet of space are scheduled to expire during 1995. The Trust anticipates leases covering approximately 175,200 square feet will be renewed during 1995. The Park has five tenants occupying 50,000 square feet or more at December 31, 1994.

                 Competition. The following table provides selected information with respect to Castleton's primary existing competitors. All the competitive properties listed below are comprised of one or more office buildings. Each property is located within 10 miles of the Park.

                                                        Approximate                 Approximate
                                                        Year(s)                     Net Rentable
Property                                                Completed                   Area (Sq. Ft.)
--------                                                ---------                   --------------
Allison Pointe                                          1990                             214,000
Metroplex                                               1986                              90,000
Castleton Business Park                                 1984-1986                        175,000
Shadeland Station                                       1983-1986                        343,000
Castle Creek                                            1984-1990                        317,000
Keystone Crossing Office Park                           1975-1989                      1,330,000
North Meridian Street Office
  Corridor                                              1975-1982                        725,000
Meridian Technology Center                              1986                             400,000
Hillsdale Tech Centre                                   1986-1989                        300,000
Woodfield Crossing Office Park                          1982                             800,000
The Precedent                                           1984-1994                        601,000

                 The Park will continue to be subject to the very competitive market conditions as a result of a high level of existing vacancy among Castleton's competitors. As of December 31, 1994, the office vacancy rate in the Northeast submarket, of which the Park is a part, was 13%, down from 17% in 1993. Space absorption in the suburban market totalled 308,310 square feet in 1994 as compared to 473,000 square feet in 1993. There is virtually no new space expected to come on-line in 1995. The Trust believes that, over the long term, Castleton will be able to sustain a relatively high occupancy level due to the quality of the Park, the desirability of its location, and its competitive rent structure, which is somewhat lower than comparable new space.

                 The president of Castleway Management Corp., the current manager of Castleton, also serves as marketing manager of a similar park, known as the Precedent, located approximately two and one-half miles from the Park and developed by an affiliate of the former owners of the Park. The Trust believes that the Precedent will not have a material adverse impact on the Park, based upon the advantage of the Park's more developed location, as well as the Trust's assessment of general supply and demand conditions in the relevant market. Moreover, pursuant to the management agreement with the Trust, Castleway Management Corp. must disclose to the Trust the terms of any offers to any major tenant at the Park (20,000 square feet or more) within 10 days following initial discussions with such tenant and may not conclude an agreement with such tenant for a period of 30 days thereafter.

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

                 Tenants. At December 31, 1994, Harrisburg had 91 mall and outparcel tenants (excluding anchor store tenants) occupying approximately 334,000 square feet of gross leasable area, representing an occupancy rate of 86.7%. Other than the anchor store tenants, (J.C. Penney, Hecht's and John Wanamaker), only Toys 'R' Us, which will occupy approximately 45,950 square feet of space as the sole tenant in Harrisburg's outparcel building, occupies more than five percent of the gross leasable area of the Mall. See Item 2 - Properties for a discussion of the replacement of Hess's (which closed November
1994) by Hecht's as an anchor tenant and the relocation of Toys 'R' Us.

                 In January 1994, Woodward & Lothrop, the parent company of John Wanamaker, filed for protection under Chapter 11 of the United States Bankruptcy Code. Under Federal bankruptcy law, Woodward & Lothrop has the option to assume or reject their lease at Harrisburg. To date, there have been no substantive developments with respect to the bankruptcy proceedings. The John Wanamaker location at Harrisburg remains open, and all post-petition billings have been paid on a timely basis. Further, management has been informed that the John Wanamaker location at Harrisburg is one of the retail chain's top performing mall locations. Woodward & Lothrop has demonstrated its commitment to this location by requesting and receiving the court's approval to renovate the store's interior. Although no assurances can be given, the Trust's management believes that Woodward & Lothrop will assume its John Wanamaker lease at Harrisburg, and that the bankruptcy filing will not have a material adverse impact on the operations of the Mall.

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

                                                             Gross Leasable   Anchor
Shopping Center                   Type of Center             Area (Sq. Ft.)   Stores
------------------                ---------------            --------------   ------
Strawberry Square                    Enclosed multi-            230,000        None
                                     level urban mall

Colonial Park Plaza                  Enclosed one-              759,000        Sears
                                     level regional mall                       The Bon Ton
                                                                               Boscov's

Camp Hill Shopping                   Enclosed one-              505,000        Boscov's
 Center                              level mall                                Montgomery Ward
                                                                               PathMark

Capital City Mall                    Enclosed one-              671,000        Sears
                                     level regional mall                       Hecht's (opening 12/95)
                                                                               J.C. Penney (opening 11/95)

Park City Mall                       Enclosed two-            1,400,000        The Bon Ton, Sears
                                     level regional mall                       J.C. Penney
                                                                               Watt & Shand

ITEM 2.  PROPERTIES.


Castleton Commercial Park

                 General. Castleton consists of 44 single and multi-tenanted office buildings and mixed-use office/warehouse buildings which have a total building area of 1,219,914 square feet and net rentable area of 1,160,000 square feet. It is located immediately northwest of the intersection of Interstate 465 and Interstate 69 in the northeast quadrant of the Indianapolis metropolitan area.

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

Harrisburg East Mall

                 General. Harrisburg is a two-level enclosed regional shopping mall located approximately three miles from the central business district of Harrisburg, Pennsylvania, the state capitol. The Mall contains approximately 873,000 gross leasable square feet and is anchored by three major department stores: J.C. Penney, Hecht's (expected to open December 1995) and John Wanamaker. The Mall is located on a site of approximately 64 acres with paved surface parking for approximately 4,763 automobiles (5.5 spaces per 1,000 gross leasable square feet).

                 In August 1994, Hess's Department Stores, Inc. (Hess's) announced its decision to sell certain of its stores, including its location at Harrisburg, to the May Department Store Company ("May"). During the fourth quarter of 1994, the Hess's anchor tenant lease at Harrisburg was assigned to May, and remodeling and expansion of the former Hess' space commenced for the purpose of accommodating the opening of a Hecht's department store (a division of May). The anchor space expansion involves the relocation of Toys ' R' Us (which was situated in the basement area previously occupied by Hess's) to Harrisburg's outparcel building and the related relocation or lease buyout of outparcel tenants with lease terms extending beyond 1994.

                 The Trust anticipates incurring costs of approximately $3,950,000 to renovate the outparcel building in preparation of the Toys 'R' Us relocation and to buy out the leases of affected tenants. It is anticipated that the outparcel building will be renovated such that Toys 'R' Us can relocate to the outparcel building and May can begin its expansion and remodeling activities in April 1995, with Hecht's opening by December 1, 1995.

                 The total building area of the Mall, giving effect to the replacement of Hecht's for Hess's and the relocation of Toys 'R' Us, is allocated as shown in the table below.

                                                                Gross            % of
                                            Number of           Leasable         Total
                                            Store Spaces        Area             Building       Occupancy %
                                                2/28/95         (Sq.Ft.)         Area            at 2/28/95
                                            -----------------   -----------      ---------    -------------
  Gross leasable area
    Anchor Stores                                   3           534,013           52.4 %            100.0 %
    Mall Stores                                    85           292,812           28.7               89.1
    Free-standing building                          1            45,950            4.5              100.0
                                              -------          --------         ------         ----------

Total gross leasable area                          89           872,775           85.6               96.3
                                               ------           -------         ------              =====

Common area                                                     146,371           14.4
                                                                -------         ------

Total building area                                           1,019,146          100.0 %
                                                              =========        =======

                 Physical Improvements. Since acquiring the Mall in 1985, the Trust has undertaken several physical improvement programs. In 1987, the Trust converted approximately 51,400 square feet of space in the basement of the former Hess's department store space into mall tenant space, at which time it was leased to Toys ' R' Us. During 1988, a new food court with approximately 13,000 square feet of gross leasable area was completed. In 1991, the Trust completed the conversion of 47,960 square feet of space previously occupied by J.C. Penney into approximately 31,500 square feet of new leasable area leased at substantially higher rates.

                 In conjunction with the J.C. Penney conversion, the remaining area of the J.C. Penney store was remodeled. In addition, the terms of the amended J.C. Penney lease required the Trust to renovate the common areas and the exterior facade of the Mall. The renovation was completed in 1993. The project included a complete refurbishment of the property's interior common area, with new floors, finishes, and lighting throughout.

                 As discussed above, in connection with the anchor tenant replacement of Hess's by Hecht's, Hecht's is expanding into the space previously occupied by Toys' R' Us and Harrisburg's outparcel building is being renovated to accommodate the relocation of Toys 'R' Us. In addition to the expansion of the anchor tenant space, Hecht's is also undertaking a major remodeling program that will greatly enhance its appearance.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT.

                 The following table sets forth the names and positions of the executive officers of the Trust. The term of office of each officer expires at the annual meeting of the Board of Directors or when the respective successor is elected and qualifies.



         Name                                      Position
         ----                                      --------
         Phillip E. Stephens                       President
         Gregory R. Greenfield                     Executive Vice President and Treasurer
         William G. Brown, Jr.                     Vice President and Controller
         Scott M. Boggio                           Vice President
         Gary L. Werkheiser                        Vice President
         Linda K. Schear                           Secretary

                 Phillip E. Stephens, age 47, has been President of Compass Retail, Inc., a subsidiary of Equitable Real Estate, since January 1992 and was Executive Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He has also served as President of ERPM since December 1989. Prior to that date and since October 1987, he was President of EQK Partners, the predecessor in interest to ERPM. Prior to that date and since its inception in September 1983, he was Senior Vice President of EQK Partners. Mr. Stephens is also a managing trustee of Arbor Property Trust, successor in interest to EQK Green Acres, L.P.


                 Gregory R. Greenfield, age 38, has been Executive Vice President and Chief Operating Officer of Compass Retail, Inc. since January 1992 and was Senior Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He has also served as Vice President and Treasurer of ERPM since December 1989. Prior to that date and since November 1988, he was Senior Vice President, General Counsel and Secretary of EQK Partners. Mr. Greenfield joined EQK Partners in June 1984. From 1981 to 1984, he was associated with the law firm of Wolf, Block, Schorr and Solis-Cohen.


                 William G. Brown, Jr., age 39, has been Senior Vice President and Chief Financial Officer of Compass Retail, Inc. since January 1992 and was Vice President of the Compass Retail division of Equitable Real Estate from March 1990 to December 1991. He has also served as a Vice President of ERPM since March 1990. Prior to that date and since November 1988, he was Vice President and Chief Financial Officer of Envirosafe Services, Inc., a hazardous waste management company. Mr. Brown joined Envirosafe in July 1987. From 1981 to 1987, he held financial management positions with IU International Corporation, and from 1978 to 1981, he was associated with the accounting firm of Coopers & Lybrand.

                 Scott M. Boggio, age 36, has been Vice President of Compass Retail, Inc. since February 1992 and was Director of Construction and Development of the Compass Retail division of Equitable Real Estate from January 1990 to January 1992. He has also served as Assistant Vice President of ERPM since December 1989. Prior to that date and since February 1989, he was Vice President of Construction and Planning of EQK Partners. From 1986 until 1988, he was employed by VMS Realty Management, Inc. as its Northeast Regional Manager. From 1985 to 1986, he was employed by the Linpro Company in acquisitions and site selection.


                 Gary L. Werkheiser, age 35, has been Vice President of Compass Retail, Inc. since February 1992 and was Director of Asset Management of Equitable Real Estate from May 1990 to January 1992. Prior to that date and since August of 1986, he was the Real Estate Analyst for EQK Partners.


                 Linda K. Schear, age 42, has been Vice President and General Counsel to Compass Retail, Inc. since February 1992 and was General Counsel to the Compass Retail division of Equitable Real Estate from April 1990 to February 1992. She has also served as Counsel to ERPM and Vice President of Equitable since April 1990. Prior to that date, she was first an associate and then a partner with the Atlanta law firm of Merritt & Tenney, specializing in commercial real estate.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Trust's shares of beneficial interest are traded on the New York Stock Exchange (symbol EKR). The Trust is listed in the stock tables as "EQK Rt." As of February 28, 1995, the record number of shareholders of the Trust was 368. Although the Trust does not know the exact number of beneficial holders of its shares, it believes the number exceeds 2,000.

         The following table presents the high and low prices of the Trust's shares based on the New York Stock Exchange daily composite transactions.

                                                               HIGH                     LOW
                                                               ----                     ---
Year ended December 31, 1994:

         First Quarter                                      $  2.750                  $ 2.500
         Second Quarter                                        2.500                    2.250
         Third Quarter                                         2.500                    2.000
         Fourth Quarter                                        2.500                    1.750

Year ended December 31, 1993:

         First Quarter                                      $  2.875                  $ 2.250
         Second Quarter                                        2.625                    2.250
         Third Quarter                                         3.125                    2.625
         Fourth Quarter                                        2.875                    2.500


There have been no distributions to shareholders during 1993 and 1994. It is the Trust's current policy to reinvest all of its cash flow into the Properties to fund capital expenditures and leasing costs. The Trust does not anticipate a change in this policy.

ITEM 6.  SELECTED FINANCIAL DATA.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                    1994         1993         1992         1991         1990
                                                    ----         ----         ----         ----         ----
Revenues from rental operations                $   16,512   $   18,458   $   20,900   $   21,276   $   20,532
Loss before gain on sales of real
   estate and extraordinary loss                   (3,459)      (2,351)      (9,993)     (15,224)     (58,609)
Gain on sales of real estate                           --          282        1,143          248           --
Loss before extraordinary loss                     (3,459)      (2,069)      (8,850)     (14,976)     (58,609)
Extraordinary loss from early
   retirement of debt                                  --       (1,711)          --           --           --
Net loss                                           (3,459)      (3,780)      (8,850)     (14,976)     (58,609)
Total assets                                       90,258       93,163      103,690      124,051      133,867
Long-term obligations:
   Mortgage notes payable, net of
     imputed interest and discount                 80,032       78,727       86,713        9,022        9,433
   Zero coupon mortgage notes,
     net of unamortized discount                       --           --           --       89,410       83,385
Per share data (a):
   Loss per share:
     Loss before gain on sales of
        real estate and extraordinary
        loss                                   $    (0.37)  $    (0.25)  $    (1.31)  $    (2.00)  $    (7.72)
     Loss before extraordinary loss                 (0.37)       (0.22)       (1.16)       (1.97)       (7.72)
     Net loss                                       (0.37)       (0.41)       (1.16)       (1.97)       (7.72)
   Dividends declared                                  --           --           --           --         0.10

--------------------------------------------

(a) Calculation is based on 9,264,344 weighted average shares outstanding during 1994 and 1993, 7,653,415 weighted average shares outstanding during 1992, and 7,589,344 weighted average shares outstanding during 1991 and 1990.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion should be read in conjunction with the financial statements and notes that appear immediately following the signatures page.

FINANCIAL CONDITION

CAPITAL RESOURCES

         The Trust's portfolio at December 31, 1994 consists of two real estate investments (the "Properties"): Castleton Commercial Park ("Castleton"), an office park located in Indianapolis, Indiana; and Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. During 1993, the Trust sold its two remaining office buildings within its office complex in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion, or "Peachtree."

                 As discussed in Note 1 to the financial statements, the Trust continues to pursue the orderly liquidation of its real estate portfolio. During this process, the Trust will make certain capital expenditures required to enhance or maintain the value of the Properties, including tenant allowances associated with leasing activity. The Trust anticipates making calendar year 1995 capital expenditures of approximately $5,925,000, including approximately $3,950,000 associated with the redevelopment of Harrisburg's outparcel building as described below. One of the conditions of the mortgage restructuring completed in 1992 was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the lender. The balance of this account at December 31, 1994 was $2,390,000.

Debt Maturities

                 As discussed in Note 2 to the financial statements, the Trust's debt instruments mature in December 1995 in the aggregate principal amount of $81,767,000 (assuming no 1995 prepayments). In anticipation of the Mortgage Note and Term Loan maturities, the Trust's management is exploring its external financing alternatives, including the refinancing of its debt with the existing lenders or the potential for prepaying part or all of the debt outstanding with the proceeds from real estate dispositions. Based on its current assessment of the credit markets, management believes that a new debt facility would be well collateralized as evidenced by the Properties' aggregate appraised value of $116,100,000 as of December 31, 1994, and that such new facility will be in place on or before the maturity date of the existing debt. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to liquidating the Trust's real estate investments will be accelerated to satisfy its debt obligations.

Harrisburg Outparcel Building Renovation

                 On August 1, 1994, Hess's Department Stores, Inc. ("Hess's") announced its intention to sell certain of its stores, including its location at Harrisburg, to the May Department Stores Company ("May"). During the fourth quarter of 1994, the Hess's location at Harrisburg closed, its anchor tenant lease was assigned to May, and remodeling and expansion of the former Hess's space commenced for the purpose of accommodating the opening of a Hecht's department store (a division of May). This expansion will result in the relocation of Toys 'R' Us, which was situated in the basement area previously occupied by Hess's, to Harrisburg's outparcel building, and the related relocation or lease buyout of certain outparcel tenants with lease terms extending beyond 1994.

                 The Trust's lender has approved the anchor tenant replacement and the outparcel building redevelopment budget, subject to the finalization of certain legal documents. The Trust anticipates incurring costs of approximately $3,950,000 to renovate the outparcel building in preparation of the Toys 'R' Us relocation and to buy out the leases of affected tenants. Such costs will be funded by existing cash reserves, including amounts restricted in accordance with the Cash Management Agreement (see Note 2 to the financial statements), and 1995 operating cash flows. May is responsible for the costs associated with the remodeling and expansion of the Hecht's space.

                 It is anticipated that the outparcel building will be renovated such that Toys 'R' Us can relocate to the outparcel building and May can began its expansion and remodeling activities in April 1995, with Hecht's opening by December 1, 1995. If the current Toys 'R' Us space is not turned over to May by May 1, 1995, the Trust would incur per diem penalties of $3,000 to $6,000 for the period May 2, 1995 to June 15, 1995. Further delays in turning this space over to May could result in current rent abatements, a delay in the opening of Hecht's, and ultimately a termination of the Hecht's lease.

LIQUIDITY


                 The comparability of the Statements of Cash Flows during the 1992 to 1994 annual periods is affected by the property dispositions and debt refinancings and repayments that occurred during this time period.

                 During 1994, the Trust generated cash flows from operating activity of $2,184,000, a decline of $1,903,000 from the prior year's operating cash flows of $4,087,000. The 1994 results, and the related decline from 1993, were primarily attributable to the loss of Peachtree's contribution to operating cash flows in 1994 upon its December 1993 sale (1993 Peachtree income before depreciation was $822,000); a $457,000 increase in Castleton's operating costs as described below; an unusually high level of collections in 1993 of Harrisburg tenant receivables attributable to prior year operations; and the timing of payment of certain recurring operational expenses. This decline in operating cash flows was partially offset by a $693,000 decrease in interest paid resulting from the retirement of the Harrisburg mortgage notes (see Note 7 to the financial statements).

                 Cash flows from operating activities in 1993 were $3,981,000 less than 1992 operating cash flows of $8,068,000. This decrease was attributable to the payment of mortgage interest on a current basis in 1993. The decline was partially offset by increased cash flows resulting from improved operating results, net of the effects of results from the buildings at Peachtree which were sold in 1992, and the nonrecurrence of 1992 payments of approximately $1,500,000 for refinancing costs.

                 In connection with the anchor tenant substitution of Hecht's for Hess's at Harrisburg, the Trust expects an approximate $800,000 decrease in minimum rents in 1995, including an approximate $100,000 decrease in base rent to be received from Hecht's as compared to Hess's base rent. Subsequent to the opening of the Hecht's store, anticipated to occur in December 1995, the minimum rent reduction is expected to amount to $400,000 per year. Such reduction may be offset in whole or in part by increases in percentage rental and other revenues as a result of the expected increase in Mall customer traffic associated with the inclusion of Hecht's as an anchor tenant.

                 During 1993 and 1992, the Trust generated cash flow from investing activities of $5,542,000 and $19,384,000, respectively, and consumed cash in financing activities in the amounts of $10,478,000 and $21,466,000, respectively. The cash flows from investing activities during these two years were generated from dispositions of real estate. The related net proceeds were used to prepay and retire debt instruments then outstanding. There were no such property dispositions or debt prepayments or retirements during 1994. Cash flows used in investing activities during 1994 primarily were for routine capital additions at the Properties.

                 In addition to the capital expenditure requirements described above, liquidity requirements for 1995 will also include principal and interest payments of $6,700,000 pursuant to existing loan agreements prior to such debt maturities in December 1995.

                 The Trust's cash management agreement stipulates that all rental payments from tenants are to be made directly to a third party escrow agent who also funds monthly operating expenses in accordance with a budget approved by the lender. The Trust believes that its cash flow for 1995 will be sufficient to fund its various operating requirements, including budgeted capital expenditures and monthly principal and interest payments, although its discretion with respect to cash flow management will be limited by the terms of the cash management agreement.


RESULTS OF OPERATIONS


                 For the year ended December 31, 1994, the Trust reported a net loss of $3,459,000 ($.37 per share), compared to net losses of $3,780,000 ($.41 per share) and $8,850,000 ($1.16 per share) for the years ended December 31, 1993 and 1992, respectively. For the quarter ended December 31, 1994, the Trust reported a net loss of $1,290,000 ($.14 per share), compared to net losses of $2,029,000 ($.22 per share) and $4,431,000 ($.56 per share) for the quarters ended December 31, 1993 and 1992, respectively. During the fourth quarter of 1994, the Trust wrote-off $429,000 of capitalized predevelopment costs. The 1993 annual period was impacted by the fourth quarter recognition of a $282,000 gain on the sale of real estate and a $1,711,000 extraordinary charge for early retirement of debt, while the 1992 annual period was impacted by the fourth quarter gain on sale of real estate of $1,143,000 and a $4,001,000 write-down in the Trust's real estate investment at Castleton.

                 The Trust's revenues for the fourth quarter and year ended December 31, 1994 were $4,193,000 and $16,512,000, respectively, which represented a decline from 1993 amounts of $4,750,000 and $18,458,000, respectively. Such declines were primarily attributable to the December 1993 sale of the remaining buildings at Peachtree, which had accounted for 1993 revenues of $384,000 and $2,164,000 for the fourth quarter and the year, respectively. The decline in annual revenues for 1994 was partially offset by the receipt of certain insurance recoveries and higher income from temporary tenant leasing at Harrisburg. Revenues at Castleton were comparable for both the quarter and year ended periods in 1994 as compared to 1993.

                 Revenues from rental operations of $18,458,000 during 1993 declined from $20,900,000 during 1992, primarily due to the sale of five buildings at Peachtree during the latter part of 1992 which had generated annual revenues of $3,400,000. This decline in Peachtree revenues was partially offset by an increase in Harrisburg revenues of $500,000 related to the addition of four large tenants at the end of 1992 and the receipt of a $225,000 lease termination fee at Castleton.

                 Operating expenses for the fourth quarter and year ended December 31, 1994 were $1,527,000 and $5,836,000, respectively, which also declined from the related 1993 amounts of $1,686,000 and $6,384,000, respectively. The declines were primarily attributable to the sale of certain buildings at Peachtree in 1993, which had accounted for 1993 operating expenses of $256,000 and $1,342,000 for the quarter and annual periods, respectively. The annual decline was partially offset by increases in net operating expenses at both Harrisburg and Castleton. At Harrisburg, 1994 operating expenses exceeded 1993 amounts due to higher snow removal costs during the first quarter of 1994 and to increases in costs associated with temporary tenant leasing and in bad debt expense attributable to the absence of certain recoveries that were realized in 1993. Castleton's annual net operating costs were higher due to common area expenses such as utilities and maintenance coupled with a decline in tenant reimbursements for such operating cost escalations, and to one-time repairs to neighborhood street lighting. The fourth quarter decline in net operating costs attributable to the Peachtree sale was partially offset by cost increases in Harrisburg related to legal and consulting fees and the nonrecurrence in 1994 of an increase in the real estate tax reimbursement ratio that was calculated and recognized in the fourth quarter of 1993.

                 Net operating expenses of $6,384,000 in 1993 declined from $9,239,000 in 1992. This decline was due to reductions in Peachtree operating costs of $2,500,000 related to the sale of five buildings in the latter part of 1992 and in Harrisburg operating costs due to lower bad debt expense and net common area expenses. Such decline was partially offset by higher net common area expenses at Castleton.

                 Interest expense for the years ended December 31, 1994, 1993, and 1992 was $8,132,000, $8,706,000, and $11,217,000, respectively. The decrease in interest expense in 1994 as compared to 1993 was due primarily to the retirement of the Harrisburg mortgage notes, which accounted for $1,150,000 of interest expense in 1993. The decrease attributable to the retirement of the Harrisburg notes was partially offset by an increase in interest expense due to (i) an increase in the balance of the mortgage note resulting from the addition to principal of accrued but not currently payable interest and (ii) the amortization of non-cash expense arising from the issuance of warrants to the lender. Interest expense in 1993 decreased from amounts recognized in 1992 due to lower borrowing levels and interest costs associated with the refinanced mortgage note. The trends impacting annual interest expense for 1992 to 1994 also impacted the amount of interest expense recognized in the related fourth quarter periods.

                 Other expenses consist of portfolio management fees, other costs related to the operation of the Trust, and interest income earned on cash balances. In the aggregate, there was no significant fluctuation in other expenses between 1994 and 1993. However, in 1994 there was a decrease in interest income and an increase in administrative costs related to efforts to sell Harrisburg that were largely offset by decreases in portfolio management and other professional fees associated with reductions in the Trust's real estate holdings over the past two years. Other expenses decreased $150,000 in 1993 from 1992 due to interest earned on excess cash balances.


                 In connection with the Harrisburg outparcel building renovation, the Trust's mortgage lender requires a deferral of payment of the portfolio management fee (described in Note 8 to the financial statements) commencing in December 1994 until such time as May has received and accepted the space previously occupied by Toys 'R' Us and the lender has been provided with satisfactory evidence that the entire project has been completed within budget. Upon satisfaction of these conditions, the Trust will pay the Advisor all such deferred advisory fees and will commence paying all advisory fees subsequently earned on a current basis. Deferred portfolio management fees remain an obligation of the Trust, and if the lender's consent to payment on a current basis is not obtained, such fees will be payable upon liquidation of the Trust's property portfolio.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The Registrant's financial statements and supplementary data listed in Item 14(a) appear immediately following the signatures page.


ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 Incorporated by reference to the Trust's Proxy Statement relating to its 1995 Annual Meeting of Shareholders.

ITEM 11.         EXECUTIVE COMPENSATION.

                 Incorporated by reference to the Trust's Proxy Statement relating to its 1995 Annual Meeting of Shareholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

                 Incorporated by reference to the Trust's Proxy Statement relating to its 1995 Annual Meeting of Shareholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 Incorporated by reference to the Trust's Proxy Statement relating to its 1995 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K.

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
(a)      The following documents are filed as part of this
         report:
         1.      Financial Statements
                 --------------------
                 Balance Sheets at December 31, 1994 and 1993
                 Statements of Operations for the years ended
                   December 31, 1994, 1993 and 1992
                 Statements of Shareholders' Equity
                   for the years ended December 31, 1994,
                   1993 and 1992
                 Statements of Cash Flows for the years ended
                   December 31, 1994, 1993 and 1992
                 Notes to financial statements, including
                   supplementary data
         2.      Financial Statement Schedule
                 ----------------------------
                          Schedule III:          Real Estate and Accumulated
                                                 Depreciation
                 Independent Auditors' Report
                 All other schedules are omitted as the required
                 information is inapplicable or the information
                 is presented in the financial statements, or the
                 related notes thereto.
         3.      Exhibits
                 --------
                 (2)      None.
                 (3)      (a)     Form of Amended and Restated
                                  Declaration of Trust, as amended.(2)
                          (b)     Trustees' Regulations, as amended.(2)
                 (4)      Form of certificate for Shares of
                          Beneficial Interest.(1)
                 (9)      None.
                 (10)     (a)     Form of Advisory Agreement between
                                  the Registrant and EQK Partners.(1)
                          (e)     Property management agreement
                                  between Salomon Brothers Peachtree
                                  Properties Inc. and Equitable Real
                                  Estate Investment Management, Inc.
                                  with respect to Peachtree-Dunwoody
                                  Pavilion.(1)

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
                          (f)     Form of property management
                                  agreement between the Registrant
                                  and Castleway Management Corp.
                                  with respect to Castleton
                                  Commercial Park.(1)
                          (k)     Mortgage encumbering Harrisburg
                                  East Mall in favor of Continental
                                  Assurance Company and related
                                  documents.(1)
                          (m)     Mortgage encumbering Harrisburg
                                  East Mall in favor of The
                                  Philadelphia Savings Fund Society
                                  and related documents.(1)
                          (n)     Amended and Restated Zero Coupon
                                  Mortgage Note due December 1992 in
                                  the principal amount of $45,000,000.(1)
                          (o)     Mortgage encumbering Harrisburg East
                                  Mall in favor of Salomon Brothers
                                  Realty Corp.(2)
                          (p)     Mortgages encumbering Peachtree-Dunwoody
                                  Pavilion in favor of Salomon Brothers Realty Corp.(2)
                          (q)     Mortgages encumbering Castleton
                                  Commercial Park in favor of Salomon
                                  Brothers Realty Corp.(2)
                          (r)     Zero Coupon Mortgage Note due
                                  December 1992 in the principal
                                  amount of $5,000,000.(3)
                          (s)     Form of Amendments dated February 4,
                                  1988 to Exhibits 10(o), 10(p) and 10(q).(3)
                          (t)     Form of Mortgages securing 10(r).(3)
                          (u)     First Amendment to Advisory Agreement
                                  dated as of December 31, 1989.(4)
                          (v)     Form of property management
                                  agreement between Registrant and
                                  Compass Retail, a division of
                                  Equitable Real Estate Investment
                                  Management, Inc.(5)
                          (w)     Agreement of sale dated June 25, 1991
                                  between McCready and Keene, Inc.
                                  and the Registrant.(6)

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
                          (x)     Agreement for release of collateral between
                                  The Prudential Insurance Company of America
                                  and the Registrant dated August 30, 1991.(6)
                          (y)     Agreement of sale dated September 23, 1991
                                  between the Wesleyan Church Corporation
                                  and the Registrant.(6)
                          (z)     Agreement of sale dated June 24, 1992
                                  between Computer Generation Incorporated
                                  and the Registrant.(7)
                          (aa)    Purchase and Sale Agreement dated
                                  October 21, 1992 between Minneapolis
                                  Investment Associates L.P. and the Registrant(7)
                          (bb)    Second Amended and Restated Note
                                  dated as of December 16, 1992 from the
                                  Registrant to The Prudential Insurance
                                  Company of America(7)
                          (cc)    Cash Management and Security Agreement
                                  dated as of December 15, 1992, among
                                  the Registrant, The Prudential Insurance
                                  Company of America and First Union
                                  National Bank of Georgia(7)
                          (dd)    Amended and Restated Deed to Secure
                                  Debt and Security Agreement (Peachtree)
                                  dated as of December 16, 1992 by Successor
                                  Trustees of the Registrant as Debtor in
                                  favor of The Prudential Insurance Company
                                  of America as Secured Party(7)
                          (ee)    Amended and Restated Open-End Mortgage
                                  and Security Agreement (Harrisburg) dated
                                  as of December 15, 1992 by Successor
                                  Trustees of the Registrant as Debtor in
                                  favor of The Prudential Insurance Company
                                  of America as Secured Party(7)
                          (ff)    Amended and Restated Mortgage and Security
                                  Agreement (Castleton) dated as of December 15,
                                  1992  by the Registrant as Debtor in favor of
                                  The Prudential Insurance Company of
                                  America as Secured Party(7)

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
                          (gg)    Absolute Assignment of Leases and Rents
                                  and Rental Collection Agreement
                                  (Peachtree) dated as of December 16,
                                  1992 among Successor Trustees of the
                                  Registrant as Assignor, The Prudential
                                  Insurance Company of America as
                                  Assignee and First Union National Bank
                                  of Georgia as Rental Collection Agent(7)
                          (hh)    Absolute Assignment of Leases and Rents
                                  and Rental Collection Agreement
                                  (Harrisburg) dated as of December 16,
                                  1992 among Successor Trustees of the
                                  Registrant as Assignor, The Prudential
                                  Insurance Company of America as
                                  Assignee and First Union National Bank
                                  of Georgia as Rental Collection Agent(7)
                          (ii)    Absolute Assignment of Leases and Rents
                                  and Rental Collection Agreement (Castleton)
                                  dated as of December 15, 1992 among
                                  the Registrant as Assignor, The Prudential
                                  Insurance Company of America as Assignee
                                  and First Union National Bank of Georgia
                                  as Rental Collection Agent(7)
                          (jj)    Warrant Agreement dated as of December 18,
                                  1992 between the Registrant and
                                  The Prudential Insurance Company of America(7)
                          (kk)    Subordination and Intercreditor Agreement
                                  dated as of December 16, 1992
                                  among Provident National Bank,
                                  The Prudential Insurance Company of America
                                  and the Registrant(7)
                          (ll)    Second Amended and Restated Loan
                                  Agreement dated as of December 16,
                                  1992 from the Registrant to
                                  Provident National Bank(7)
                          (mm)    Amended and Restated Note dated as of
                                  December 16, 1992 from the
                                  Registrant to Provident National Bank(7)
                          (nn)    Mortgage and Security Agreement (Castleton)
                                  dated as of December 16, 1992 between
                                  the Registrant and Provident National Bank(7)
                          (oo)    Deed to Secure Debt and Security
                                  Agreement (Peachtree) dated as of
                                  December 16, 1992 between the
                                  Registrant and Provident National Bank(7)

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
                          (pp)    Open-End Mortgage and Security
                                  Agreement (Harrisburg) dated as of
                                  December 16, 1992 between the
                                  Registrant and Provident National Bank(7)
                          (qq)    Assignment of Lessor's Interest in Leases
                                  (Castleton) dated as of December 16,
                                  1992 between the Registrant and
                                  Provident National Bank(7)
                          (rr)    Assignment of Lessor's Interest in Leases
                                  (Peachtree) dated as of December 16,
                                  1992 between the Registrant and
                                  Provident National Bank(7)
                          (ss)    Assignment of Lessor's Interest in Leases
                                  (Harrisburg) dated as of December 16,
                                  1992 between the Registrant and
                                  Provident National Bank(7)
                          (tt)    Assignment of Cash Collateral Account
                                  and Security Agreement dated as of
                                  December 16, 1992 between the
                                  Registrant and Provident National Bank(7)
                          (uu)    Purchase and Sale Agreement dated
                                  July 6, 1993 between Lawrence E.
                                  Cooper and the Registrant(8)
                          (vv)    Amendment dated October 1, 1993
                                  to Exhibit 10(cc)(8)
                          (ww)    Amendment dated December 3, 1993
                                  to Exhibits 10(ll) and 10(mm)(8)

                 (11)     See Note 1 to the Financial Statements.
                 (12)     Inapplicable.
                 (13)     Inapplicable.
                 (16)     None.
                 (18)     None.
                 (21)     None.
                 (22)     None.
                 (23)     None.
                 (24)     None.
                 (27)     Financial Data Schedule Included in EDGAR transmission only.
                 (28)     None.

(b)      Reports on Form 8-K

         None.

(c)      See paragraph (a) 3. above

(d)      See paragraph (a) 2. above


_________________________

         (1) Incorporated herein by reference to exhibit filed with Registrant's Registration Statement on Form S-11, File No. 2-93936.

         (2) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K dated for fiscal year ended December 31, 1985.

         (3) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K dated for fiscal year ended December 31, 1987.

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

         (8) Incorporated herein by reference to exhibit file with Registrant's Form 10-K for fiscal year ended December 31, 1993.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1995.

                                        EQK Realty Investors I



                                        By:  /s/Phillip E. Stephens
                                           ----------------------------
                                                Phillip E. Stephens
                                                President and Trustee

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 1995 by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures                                                  Title
----------                                                  -----
/s/Phillip E. Stephens                                      President (Principal Executive
--------------------------------                             Officer) and Trustee
Phillip E. Stephens


/s/Gregory R. Greenfield                                    Executive Vice President and Treasurer
-----------------------------                                (Principal Financial Officer)
Gregory R. Greenfield


/s/William G. Brown, Jr.                                    Vice President and Controller
-----------------------------
William G. Brown, Jr.


/s/Sylvan M. Cohen                                          Trustee
----------------------------
Sylvan M. Cohen


/s/Alton G. Marshall                                        Trustee
------------------------------
Alton G. Marshall


/s/George R. Peacock                                        Trustee
---------------------------
George R. Peacock


/s/Robert C. Robb, Jr.                                      Trustee
------------------------------
Robert C. Robb, Jr.

                            EQK REALTY INVESTORS I

                                BALANCE SHEETS
                      (In thousands, except share data)


                                                                                          December 31
                                                                                    ------------------------
                                                                                       1994          1993
                                                                                    ----------     ---------
                                    ASSETS
Investments in real estate, at cost:

    Castleton Commercial Park, net of valuation allowance of $19,565                $  61,706      $  60,313

    Harrisburg East Mall                                                               47,819         46,769
                                                                                    ---------      ---------

                                                                                      109,525        107,082

    Less accumulated depreciation                                                      31,793         28,118
                                                                                    ---------      ---------

                                                                                       77,732         78,964

Restricted cash                                                                         3,734          4,308

Cash and cash equivalents                                                                 967          1,408

Accounts receivable and other assets                                                    7,825          8,483
                                                                                    ---------      ---------
TOTAL ASSETS                                                                        $  90,258      $  93,163
                                                                                    =========      =========

                      LIABILITES AND SHAREHOLDERS' EQUITY

Liabilities:

     Mortgage note payable, net of debt discount of $413 in 1994 and
        $651 in 1993                                                                 $ 77,186      $  75,874

     Term loan payable to bank                                                          2,846          2,853

     Accounts payable and other liabilities                                             5,413          2,620
                                                                                    ---------      ---------

                                                                                       85,445         84,987

Shareholders' equity:

     Shares of beneficial interest, without par value:  10,055,555 shares
        authorized, 9,264,344 shares issued and outstanding                           135,875        135,779

     Accumulated deficit                                                             (131,062)      (127,603)
                                                                                    ---------      ---------

                                                                                        4,813          8,176
                                                                                    ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  90,258      $  93,163
                                                                                    =========      =========


                See accompanying Notes to Financial Statements

================================================================================
                             EQK REALTY INVESTORS I
                            STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                       Years ended December 31,
                                                     1994       1993       1992
--------------------------------------------------------------------------------
Revenues from rental operations                    $16,512    $18,458    $20,900

Operating expenses, net of tenant
  reimbursements                                     5,836      6,384      9,239

Depreciation and amortization                        4,612      4,761      5,328

Write-off of capitalized predevelopment costs          429         --         --

Write-down of investment in real estate                 --         --      4,001
--------------------------------------------------------------------------------

Income (loss) from rental operations                 5,635      7,313      2,332

Interest expense                                     8,132      8,706     11,217

Other expenses, net of interest income                 962        958      1,108
--------------------------------------------------------------------------------

Loss before gain on sales of real estate and
     extraordinary loss                             (3,459)    (2,351)    (9,993)

Gain on sales of real estate                            --        282      1,143
--------------------------------------------------------------------------------
Loss before extraordinary loss                      (3,459)    (2,069)    (8,850)

Extraordinary loss from early retirement of debt        --     (1,711)        --
--------------------------------------------------------------------------------

Net loss                                           ($3,459)   ($3,780)   ($8,850)
================================================================================
Loss per share:
  Loss before gain on sales of real estate and
  extraordinary loss                                ($0.37)    ($0.25)    ($1.31)

  Gain on sales of real estate                          --       0.03       0.15
--------------------------------------------------------------------------------
  Loss before extraordinary loss                     (0.37)     (0.22)     (1.16)

  Extraordinary loss from early retirement of debt      --      (0.19)        --
--------------------------------------------------------------------------------
  Net loss                                          ($0.37)    ($0.41)    ($1.16)
================================================================================

  See accompanying Notes to Financial Statements

                             EQK REALTY INVESTORS I
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                     (in thousands, except per share data)



------------------------------------------------------------------
                                Shares of
                                Beneficial  Accumulated
                                 Interest     Deficit      Total
------------------------------------------------------------------
Balance, January 1, 1992         $128,290    ($114,973)   $13,317

Net loss                                        (8,850)    (8,850)

Reissuance of 1,675,000 shares      6,700                   6,700

Issuance of 165,086 warrants in
     connection with refinancing      392                     392
------------------------------------------------------------------

Balance, December 31, 1992        135,382     (123,823)    11,559

Net loss                                        (3,780)    (3,780)

Issuance of 151,556 warrants in
     connection with financing        397                     397
------------------------------------------------------------------

Balance, December 31, 1993        135,779     (127,603)     8,176
------------------------------------------------------------------

Net loss                                        (3,459)    (3,459)

Issuance of 51,226 warrants in
     connection with financing         96                      96
------------------------------------------------------------------

Balance, December 31, 1994       $135,875    ($131,062)   $ 4,813
==================================================================

See accompanying Notes to Financial Statements

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

-------------------------------------------------------------------------------------
                                                           Years ended December 31,
                                                         1994       1993       1992
-------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                             ($3,459)   ($3,780)   ($8,850)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Extraordinary loss from early retirement of debt      --      1,711         --
      Write-down of investment in real estate               --         --      4,001
      Depreciation and amortization                      4,612      4,761      5,328
      Amortization of debt discount                        334        139      9,344
       Imputed and deferred interest                     1,320      1,295        488
      Gain on sales of real estate                          --       (282)    (1,143)
    Changes in assets and liabilities:
      Increase (decrease) in accounts
        payable and other liabilities                     (388)      (119)       123
      (Increase) decrease in other assets                 (235)       362     (1,223)
-------------------------------------------------------------------------------------
Net cash provided by operating activities                2,184      4,087      8,068
-------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of real estate                        --     10,768     21,748
  Additions to real estate investments                  (2,976)    (5,226)    (2,364)
  Payment of real estate disposition fee                  (216)        --         --
-------------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                                  (3,192)     5,542     19,384
-------------------------------------------------------------------------------------
Cash flows from financing activities:
  Mortgage principal payments                               --       (846)      (787)
  Prepayment of zero coupon note                            --         --    (23,038)
  Prepayment of Harrisburg mortgage notes payable           --     (9,626)        --
  Repayments under term loan                                (7)        (6)        --
  Net borrowing (repayments) under bank line of credit      --         --     (4,341)
  Reissuance of shares                                      --         --      6,700
-------------------------------------------------------------------------------------
Net cash used in financing activities                       (7)   (10,478)   (21,466)
-------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents        (1,015)      (849)     5,986
Cash and cash equivalents
  beginning of year                                      5,716      6,565        579
-------------------------------------------------------------------------------------
Cash and cash equivalents
  end of year                                           $4,701     $5,716     $6,565
=====================================================================================

    See accompanying Notes to Financial Statements

                             EQK REALTY INVESTORS I
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS:

     EQK Realty Investors I, a Massachusetts business trust (the "Trust"), was formed pursuant to a Declaration of Trust dated October 8, 1984 to acquire certain income-producing real estate investments. Commencing with the period beginning April 1, 1985, the Trust qualified for and elected real estate investment trust ("REIT") status under the provisions of the Internal Revenue Code, and adopted December 31 as its year end, as required for real estate investment trusts.

     The Trust's portfolio at December 31, 1994 consists of two real estate investments: Castleton Commercial Park ("Castleton"), an office park located in Indianapolis, Indiana, and Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. During 1993, the Trust sold its two remaining office buildings within its office complex in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion or "Peachtree" (see Note 4).

     The Declaration of Trust established the Trust as a finite life REIT with an investment holding period of up to 12 years, after which it is required to dispose of its assets in an orderly fashion within two years. The Trust's management is currently pursuing the orderly liquidation of its real estate holdings.

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

OTHER ASSETS

     Other assets primarily consist of deferred leasing costs. Costs incurred in connection with the execution of a new lease including leasing commissions, costs associated with the acquisition or buyout of existing leases, and legal fees are deferred and amortized over the term of the new lease. At December 31, 1994 and 1993, deferred leasing costs, net of accumulated amortization, amounted to $4,816,000 and $4,898,000, respectively. Included in deferred leasing costs is a 1990 payment of $5,500,000 made to an anchor tenant at Harrisburg in exchange for the tenant relinquishing space that was subsequently converted into leasable area for mall shops.

NET LOSS PER SHARE:

     Net loss per share is calculated on the basis of the weighted average number of shares outstanding during each year. For the years ended December 31, 1994, 1993 and 1992, the number of weighted average shares outstanding was 9,264,344, 9,264,344 and 7,653,415, respectively.

     Share warrants issued in connection with the Trust's debt restructuring (see Note 2) are considered common share equivalents for purposes of the calculation of net loss per share. However, the warrants have not been included in the calculation of net loss per share since the effect on such calculation would be antidilutive.

     In December 1992, the Trust prepaid $3,000,000 of debt with proceeds from the issuance of shares to its Advisor (see Notes 2 and 8). Net loss per share for the year ended December 31, 1992 would have been $1.02 had the related shares been included in average shares outstanding from the beginning of the year and had interest expense been lower due to a $3,000,000 reduction of outstanding indebtedness for the entire year.

INCOME TAXES:

     The Trust distributes 100% of its real estate investment trust taxable income to its shareholders within certain time limits prescribed by the Internal Revenue Code. Accordingly, no provision has been made for income taxes.

STATEMENTS OF CASH FLOWS:

     Cash equivalents include short-term investments with an original maturity of three months or less. Included in the statements of cash flows are cash payments for interest of $6,746,000, $7,439,000 (net of amount capitalized of $115,000), and $1,361,000, in 1994, 1993 and 1992, respectively.

     At December 31, 1993, the Trust accrued additional investments in real estate and a real estate disposition fee payable to the Advisor in the amounts of $489,000 and $216,000, respectively. Such amounts were paid in 1994.

     As a condition of the Trust's debt restructuring (see Note 2), the Trust issued 51,226, 151,556 and 165,086 share warrants in 1994, 1993 and 1992, respectively, to its primary mortgage lender. Based upon the respective market values of the Trust's shares, the value of the warrants at the time of issuance was $96,000, $397,000 and $392,000, respectively. These amounts were recorded as debt discounts and increases in Shareholders' equity.

RESTRICTED CASH:

     The terms of the Trust's restructured mortgage loan required the establishment of a Cash Management Agreement with a third-party escrow agent (see Note 2). The Trust's access to cash balances maintained on deposit with the escrow agent are restricted in accordance with the terms of this agreement. In addition, the Trust has established a $300,000 escrow account in connection with the restructuring of its bank line of credit.

RECLASSIFICATIONS:

     Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 2:  MORTGAGE DEBT AND RESTRUCTURING ACTIVITIES

     On February 4, 1988, the Trust issued a zero coupon mortgage note with an original maturity date of December 18, 1992. The original maturity value of the note was $7,772,500; however, in December 1991 the Trust prepaid a portion of the note with proceeds from the sale of buildings at Castleton reducing the maturity value to $4,264,000. In September 1992, the Trust prepaid the remainder of the note with proceeds from the sale of a building at Peachtree (see Note 4). At issuance, the Trust received $5,000,000 representing an effective interest rate of 9.255% compounded semi-annually.

     On December 18, 1985, the Trust issued a zero coupon mortgage note with an original face amount of $94,720,000. At issuance, the Trust received $45,000,000 representing an effective interest rate of 10.92% compounded semi-annually. As described in Note 4, the Trust completed property sales in
1992, and, as described in Note 3,   the Trust issued additional shares to its
Advisor. Proceeds received from these transactions were used to prepay a portion of the mortgage note, reducing the maturity value to $75,689,000.

     Upon maturity of this zero coupon mortgage note in December 1992, the Trust completed a restructuring of its debt. The new financing, which is collateralized by first mortgage liens on Castleton and Harrisburg, matures on December 15, 1995 (the "Mortgage Note"). Interest accrues on the mortgage at 9.54%, 9.79% and 10.04% per year in the first, second and third loan years, respectively, although interest is payable at an annual rate of 8.54% for the duration of the loan. The interest differential between the accrual rates and the payment rate is added to principal over the term of the loan, resulting in a final maturity balance of $78,928,000. The mortgage lender also received in December 1992, 1993 and 1994 warrants to purchase 165,086, 151,556, and 51,226
Trust shares, respectively, for $.0001 per share, none of which have yet been exercised.

     As part of the restructuring, the Trust also entered into a Cash Management Agreement with the mortgage lender and assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent.
Disbursements from this account, which was initially funded with a portion of the proceeds from the sale of shares to the Trust's Advisor (see Note 3) and is funded each month with any excess operating cash flow, are limited to capital expenditures approved by the lender.

     In December 1992, the Trust also completed the restructuring of its bank line of credit into a term loan (the "Term Loan"). The line of credit was an unsecured facility that bore interest at the bank's prime rate through its original maturity date, March 23, 1992, and at the prime rate plus 1 1/4% until restructured. The balance of the restructured term loan was $2,859,000 and also will mature on December 15, 1995. The interest rate on the Term Loan is 8.33% per annum. Monthly payments are determined based on the same 8.54% pay rate applicable to the primary lender's mortgage. The amount of each monthly payment in excess of the required interest payment is applied to the principal balance of the loan. The amount of principal due at maturity will be $2,839,000. The Term Loan is secured by subordinate liens on each of the properties and by an escrow deposit of $300,000 (see Note 9).


     In anticipation of the Mortgage Note and Term Loan maturities, the Trust's management is exploring its external financing alternatives, including the refinancing of its debt with the existing lenders or the prepayment of part or all of the debt outstanding with the proceeds from real estate dispositions. Based on its current assessment of the credit markets, management believes that a new debt facility would be well collateralized as evidenced by the Properties' aggregate appraised value of $116,100,000 as of December 31, 1994, and that such new facility will be in place on or before the maturity date of the existing debt. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, management's plans with respect to liquidating the Trust's real estate investments will be accelerated to satisfy its debt obligations.


NOTE 3:  ISSUANCE OF SHARES

     In connection with its 1992 debt restructuring, the Trust issued 1,675,000 previously repurchased shares to its Advisor. Upon issuance, the Trust received proceeds of $6,700,000, or $4.00 per share. In total, the Advisor owns 1,685,556 shares, or 18.2% of the total shares outstanding.


NOTE 4:  VALUATION AND SALES OF REAL ESTATE

     The Trust is attempting to sell the properties in conjunction with management's plans for an orderly liquidation of its real estate portfolio. As the likelihood of any specific future property sales cannot be predicted, the Trust considers that all of its properties are held for sale. Therefore, to the extent that the net investment in any property exceeds its current market value, an allowance is recorded to adjust such net investment to net realizable value commencing with the date on which the properties were deemed held for sale. For the years ended December 31, 1994 and 1993, no such write-down was deemed necessary. For the year ended December 31, 1992 the Trust recorded a write-down of $4,001,000 to adjust its investment in Castleton to its net realizable value. Although the determination of net realizable value involves subjective judgment, as market prices of real estate can only be determined by negotiation between a willing buyer and seller, the Trust believes that these market values are reasonable approximations of market prices.

     In December 1993, the Trust completed the sale of its remaining two office buildings at Peachtree. In the aggregate, the Trust received cash proceeds of $10,552,000 net of associated costs of $248,000, and recognized a gain on sale of $282,000.

     During 1992, the Trust completed the sale of five office buildings at Peachtree. In the aggregate, the Trust received cash proceeds of $21,748,000, net of associated costs of $888,000, and recognized a gain on sale of $1,143,000.

NOTE 5:  LEASING ARRANGEMENTS

     The Trust leases office, warehouse and shopping center space, generally under noncancelable operating leases, some of which contain renewal options. The office and warehouse space leases generally provide for either base rentals plus annual increases based on the increase in the Consumer Price Index, or base rentals plus reimbursement to the Trust for the increase in certain defined real estate operating expenses.

     The shopping center leases generally provide for minimum rentals, plus percentage rentals based upon the retail stores' sales volume. Percentage rentals amounted to $295,000, $154,000, and $268,000 for the years ended December 31, 1994, 1993, and 1992, respectively. In addition, the tenants pay certain utility charges to the Trust and, in most leases, reimburse their proportionate share of real estate taxes and common area expenses.

     Future minimum rentals under existing, non-cancelable leases at December 31, 1994 were as follows:


                 Years ending December 31,                                          Amount
                 -------------------------                                        -----------
                          1995                                                     14,684,000
                          1996                                                     12,164,000
                          1997                                                     10,201,000
                          1998                                                      8,277,000
                          1999                                                      7,056,000
                          Thereafter                                               20,089,000
                                                                                   ----------

                                                                                 $ 72,471,000
                                                                                   ===========


NOTE 6: INVESTMENTS IN REAL ESTATE

         The Trust's investments in real estate at December 31, 1994 and 1993 consisted of the following:

                                                                      1994                     1993
                                                                 --------------           --------------
         Land                                                      $ 15,411,000             $ 15,411,000
         Buildings and improvements                                 101,957,000              100,960,000
         Tenant improvements                                         11,497,000                9,981,000
         Personal property                                              225,000                  198,000
         Construction in progress                                            --                   97,000
                                                                   ------------             ------------
                                                                    129,090,000              126,647,000

         Less valuation allowance                                    19,565,000               19,565,000
                                                                   ------------             ------------

                                                                   $109,525,000             $107,082,000
                                                                   ============             ============

NOTE 7:     EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT

       The Trust used proceeds of $9,626,000 from the 1993 sale of its remaining two buildings at Peachtree (see Note 4) to retire the Harrisburg mortgage notes that had been assumed by the Trust in connection with its purchase of the Mall. The Harrisburg mortgage notes, with stated interest rates of 8.8% and 8.562% per annum, had been discounted for financial reporting purposes using a market interest rate of 14%. At retirement, the Harrisburg mortgage notes had a carrying value of $7,975,000, net of a $1,547,000 discount. The Trust also paid accommodation fees of $60,000 to the holders of its mortgage note and term loan. In connection with the retirement of the Harrisburg mortgage notes, the Trust recognized an extraordinary charge to earnings of $1,711,000.

NOTE 8:    ADVISORY AND MANAGEMENT AGREEMENTS

       The Trust has entered into an agreement with Equitable Realty Portfolio Management, Inc. (successor in interest to EQK Partners), a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), to act as its "Advisor". The Advisor makes recommendations to the Trust concerning investments, administration and day-to-day operations.

       Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and generally is payable monthly without subordination (see
Note 10). For the years ended December 31, 1994, 1993 and 1992, portfolio management fees were $430,000, $484,000, and $494,000, respectively.

       In connection with the December 1992 refinancing described in Note 2, the Advisor earned a $500,000 refinancing fee, which was paid in 1993-1994.

       As of December 31, 1989, portfolio management fees of $5,440,000 payable to the Advisor were deferred in accordance with subordination provisions contained in the original advisory agreement. Pursuant to the amended advisory agreement, the Advisor forgave one-half, or $2,720,000, of the deferred balance. The remaining deferred fees are to be paid upon the disposition of the Trust's properties. For financial reporting purposes, the deferred balance is being discounted at the rate of 13% per year from December 1, 1996. As of December 31, 1994, the discounted liability for deferred management fees was $2,140,000.

       Upon the sale of all or any portion of any real estate investment of the Trust, the Advisor will receive a disposition fee equal to 2% of the gross sale price (including outstanding indebtedness taken subject to or assumed by the buyer and any purchase money indebtedness taken back by the Trust). The disposition fee will be reduced by the amount of any brokerage commissions and legal expenses incurred by the Trust in connection with such sales. For the years ended December 31, 1993 and 1992 disposition fees earned by the Advisor amounted to $216,000, and $453,000, respectively.

       The Trust has also entered into agreements for the on-site management of each of its properties. Harrisburg East Mall is managed by Compass Retail, Inc. ("Compass"), an affiliate of Equitable Real Estate. The buildings at Peachtree were managed by another affiliate of Equitable Real Estate up until the time of their respective sales. Castleton Commercial Park is managed by an unaffiliated third-party management company.

       Management fees paid to each of the Equitable Real Estate management affiliates are generally based upon a percentage of rents and certain other charges. For Peachtree, the Trust also paid leasing commissions based upon a percentage of total minimum future rents. Such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the years ended December 31, 1994, 1993 and 1992, management and leasing fees paid to Equitable Real Estate were $314,000, $403,000, and $707,000, respectively.

       Compass also received development and construction management fees of $185,000 in connection with the 1993 renovation of Harrisburg. In connection with the redevelopment of Harrisburg's outparcel building as described in Note 10, Compass will receive a $150,000 development fee.


NOTE 9:    RELATED PARTY TRANSACTIONS

       In addition to providing management and advisory services to the Trust as described in Note 8, Equitable Real Estate and certain of its affiliates, including the Advisor, leased space at Peachtree. As discussed in Note 4, the Trust sold its office buildings at Peachtree during 1992 and 1993. The Trust received rent payments of approximately $1,167,000 and $879,000 for the years ended December 31, 1993 and 1992, respectively, with respect to such leases.

       As a condition of the restructured bank term loan, an escrow deposit of $300,000 was required as additional security for the loan. The Trust borrowed this amount from its Advisor, for which it will pay the Advisor interest as a rate of 7.5% per annum. The balance of this loan is repayable at such time as the bank term loan is repaid.


NOTE 10:  COMMITMENTS AND CONTINGENCIES

Harrisburg Anchor Tenant Replacement and Redevelopment

       On August 1, 1994, Hess's Department Stores, Inc. ("Hess's") announced its intention to sell certain of its stores, including its location at Harrisburg, to the May Department Stores Company ("May"). During the fourth quarter of 1994, the Hess's location at Harrisburg closed, its anchor tenant lease was assigned to May, and remodeling and expansion of the former Hess's space commenced in order to accommodate the opening of a Hecht's department store (a division of May). This expansion will result in the relocation of Toys 'R' Us, which was situated in the basement area previously occupied by Hess's, to Harrisburg's outparcel building, and the related relocation or lease buyout of certain outparcel tenants with lease terms extending beyond 1994.

       The Trust's lender has approved the anchor tenant replacement and the outparcel building redevelopment budget, subject to the finalization of certain legal documents. The Trust anticipates incurring costs of approximately $3,950,000 to renovate the outparcel building in preparation of the Toys 'R' Us relocation and to buyout the leases of affected tenants. Such costs will be funded by existing cash reserves, including amounts restricted in accordance with the Cash Management Agreement, and 1995 operating cash flows.

       It is anticipated that the outparcel building will be renovated such that Toys 'R' Us can relocate to the outparcel building and May can begin its expansion and remodeling activities in April 1995, with Hecht's opening by December 1, 1995. However, if the current Toys 'R' Us basement space is not turned over to May by May 1, 1995, the Trust will incur certain per diem penalties. Further delays in turning this space over to May could result in current rent abatements, a delay in the opening of Hecht's, and ultimately a termination of the Hecht's lease.

       The Trust's mortgage lender requires the deferral of payment of the portfolio management fee (described in Note 8) commencing in December 1994 until such time as May has received and accepted the space previously occupied by Toys 'R' Us and the lender has been provided with satisfactory evidence that the entire project has been completed within budget. Deferred portfolio management fees remain an obligation of the Trust and will be paid at the time of the liquidation of the Trust's real estate portfolio if lender's consent to payment upon completion of the project is not obtained.

John Wanamaker

       In January 1994, Woodward & Lothrop, the parent company of John Wanamaker (an anchor department store tenant at Harrisburg), filed for protection under Chapter 11 of the United States Bankruptcy Code. Under Federal bankruptcy law, Woodward & Lothrop has the option to assume or reject their lease at Harrisburg. To date, there have been no substantitive developments with respect to the bankruptcy proceedings. The John Wanamaker location at Harrisburg remains open, and all post-petition billings have been paid on a timely basis. Further, management has been informed that the John Wanamaker location at Harrisburg is one of the retail chain's top performing mall locations. Woodward & Lothrop has demonstrated its commitment to this location by requesting and receiving the court's approval to renovate the store's interior. Although no assurances can be given, the Trust's management believes that Woodward & Lothrop will assume its John Wanamaker lease at Harrisburg, and that the bankruptcy filing will not have a material adverse impact on the operations of the Mall.

NOTE 11:    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following is a summary of selected quarterly financial data for the years ended December 31, 1994 and 1993:

                                                           (in thousands, except per share amounts)
                                                                        Quarter Ended
                                                 -------------------------------------------------------------

1994                                             March 31            June 30         Sept. 30          Dec. 31
Revenues from rental operations                     4,018              4,169            4,132           4,193
Income (loss) from rental operations                1,346              1,598            1,586           1,105
Net loss                                            (928)              (621)            (620)           (1,290)
Net loss per share                                  (.10)              (.07)            (.06)            (.14)


                                                                        Quarter Ended
                                                 -------------------------------------------------------------

1993                                             March 31            June 30         Sept. 30          Dec. 31
Revenues from rental operations                    $4,486             $4,623           $4,599           $4,750
Income from rental operations                       1,739              2,085            1,650            1,839
Loss before gain on sales of real
    estate and extraordinary loss                   (698)              (340)            (713)            (600)
Loss before extraordinary loss                      (698)              (340)            (713)            (318)
Net loss                                            (698)              (340)            (713)           (2,029)
Per share data:
    Loss before gain on sales of real
       estate and extraordinary loss               ($.08)             ($.03)           ($.08)           ($.06)
     Loss before extraordinary loss                 (.08)              (.03)            (.08)            (.03)
     Net loss                                       (.08)              (.03)            (.08)            (.22)



          During the period 1992 to 1994, management explored the possibility of expanding Harrisburg by possibly acquiring an adjacent tract of land and/or by developing additional leasable space contiguous with the existing mall structure. In light of the anchor tenant changes and redevelopment activities discussed in Note 10, coupled with the on-going efforts to sell the Properties, management concluded during the fourth quarter of 1994 that further development activity currently was not feasible. Accordingly, the related capitalized predevelopment costs of $429,000, including payments made under a land purchase option agreement, were written off in the fourth quarter of 1994.

                          FINANCIAL STATEMENT SCHEDULE
                               December 31, 1994
                                 (in thousands)
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                       Cost Capitalized          Gross Amount
                                                         Subsequent to         At which Carried
                                     Initial Cost         Acquisition       at Close of Period (4)
                                ---------------------  ----------------   ---------------------------
 Description        Encumbrance    Land       Bldg &     Improvements     Land      Bldg &      Total     Accum.
                                             Improve.                             Improve.                Deprec.
 -------------------------------------------------------------------------------------------------------
 Harrisburg         $80,032(1)  $ 4,700(2)  $31,287(2)      $11,876    $ 4,700(2)  $43,119(2)  $ 47,819   $11,622
  East Mall.....
  Harrisburg, PA

 Castleton           80,032(1)   11,264      40,650(3)       10,345     10,711      50,995(3)    61,706    20,171
  Commercial
  Park..........
  Indianapolis, IN

 Totals             $80,032     $15,964     $71,937         $22,221    $15,411     $94,114     $109,525   $31,793

                                                        Life on Which
                                                       Depreciation in

 Description                      Date of      Date     Latest Income
                               Construction  Acquired       Stmt.
                                                        is Computed
---------------------------------------------------------------------
 Harrisburg                       1969(5)    3/13/85     30 yrs.
  East Mall.....
  Harrisburg, PA

 Castleton                       1968-1985   3/13/85     40 yrs.
  Commercial
  Park..........
  Indianapolis, IN

 Totals

(1) Encumbrance is a mortgage note payable constituting first liens on the Castleton and Harrisburg real estate and a term loan payable to a bank constituting subordinated liens on such properties.
(2) Initial cost is net of imputed interest of $5,280 at date of acquisition.
(3) The initial cost is net of unrealized loss recognized through 1994 of $19,565.
(4) The aggregate tax basis of the Trust's property is $134 million as of December 31, 1994.
(5)      Renovation of Harrisburg was completed in 1993.

Reconciliation of Gross Carrying Amount of Real Estate:            Reconcilation of Accumulated Depreciation:
Balance, December 31, 1991                        $142,716         Balance, December 31, 1991                          $32,243

     Improvements and Additions                      2,364              Depreciation expense                             4,571

     Deductions -- costs of real                   (26,413)             Deductions -- Accumulated depreciation of

     Valuation allowance                            (4,001)                 real estate sold                            (8,817)
                                                  --------                                                             -------

Balance, December 31, 1992                         114,666         Balance, December 31, 1992                           27,997

     Improvements and Additions                      5,715              Depreciation expense                             3,812

     Deductions -- costs of real                   (13,299)             Deductions -- Accumulated depreciation of
                                                   -------                 real estate sold                             (3,691)
                                                                                                                       -------

Balance, December 31, 1993                          107,082        Balance, December 31, 1993                           28,118

     Improvements and Additions                       2,487             Depreciation expense                             3,719

     Deductions -- Reversal of net book value                           Deductions -- Reversal of net book value of

          of fully depreciated assets                   (44)                  fully depreciated assets                      (44)
                                                   --------                                                            -------
Balance, December 31, 1994                         $109,525        Balance, December 31, 1994                          $31,793
                                                   ========                                                            =======

INDEPENDENT AUDITORS' REPORT



To the Board of Trustees and
     Shareholders of EQK Realty Investors I:

We have audited the accompanying balance sheets of EQK Realty Investors I (a Massachusetts business trust) as of December 31, 1994 and 1993 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the financial statement schedule discussed below are the responsibility of the Trust's management. Our responsibilitiy is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of EQK Realty Investors I as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

Our audits also comprehended the financial statement schedule of EQK Realty Investors I as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information shown therein.

As discussed in Note 2 to the financial statements, the Trust's existing mortgage note and its term loan mature on December 15, 1995. Management's plans with regard to the maturity of the mortgage note and term loan are also described in Note 2.

Deloitte & Touche LLP
Atlanta, Georgia


March 10, 1995