Form 10-Q
period 1995-03-31
EQK REALTY INVESTORS I
filed 1995-05-12
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                   ---------
(Mark One)

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]            SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

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

                            EQK REALTY INVESTORS I
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                 Massachusetts                          23-2320360
       ----------------------------------------------------------------
         (State or other jurisdiction                (I.R.S. Employer
       of incorporation or organization)            Identification No.)

   5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA           30342
   ------------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip code)

                                (404) 303-6100
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes       X             No
                             -------              -------

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes             No
    --------       --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
9,264,344 Shares as of May 12, 1995.
- ------------------------------------

                             EQK REALTY INVESTORS I


                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1995

                                     INDEX

                                                                         Page
                                                                        ------
PART I - FINANCIAL INFORMATION

Item 1.    Balance Sheets as of March 31, 1995                             3
           and December 31, 1994

           Statements of Operations for the three                          4
           months ended March 31, 1995 and
           March 31, 1994

           Statements of Cash Flows for the three                          5
           months ended March 31, 1995 and
           March 31, 1994

           Notes to Financial Statements                                   6

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                  10


PART II - OTHER INFORMATION

Items 1 through 6.                                                        14

SIGNATURES                                                                15

                             EQK REALTY INVESTORS I

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            MARCH 31,              DECEMBER 31,
                                                              1995                    1994
                                                           ----------              ----------
                                                           (UNAUDITED)
                                                ASSETS
Investments in real estate, at cost:
     Castleton Commercial Park, net of
          valuation allowance of $19,565                    $  62,121              $  61,706

     Harrisburg East Mall                                      49,912                 47,819
                                                            ---------              ---------
                                                              112,033                109,525
     Less accumulated depreciation                             32,798                 31,793
                                                            ---------              ---------
                                                               79,235                 77,732

Restricted cash                                                 2,884                  3,734
Cash and cash equivalents                                         839                    967
Accounts receivable and other assets                            7,570                  7,825
                                                            ---------              ---------

TOTAL ASSETS                                                $  90,528              $  90,258
                                                            =========              =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Mortgage Note payable, net of debt
          discounts of $307 and $413,
          respectively                                      $  77,627              $  77,186
     Term Loan payable to bank                                  2,844                  2,846
     Accounts payable and other liabilities                     6,372                  5,413
                                                            ---------              ---------

                                                               86,843                 85,445
                                                            ---------              ---------

Shareholders' equity:
     Shares of beneficial interest, without
          par value: 10,055,555 shares
          authorized, 9,264,344 shares
          issued and outstanding                              135,875                135,875
     Accumulated deficit                                     (132,190)              (131,062)
                                                            ---------              ---------
                                                                3,685                  4,813
                                                            ---------              ---------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                   $  90,528              $  90,258
                                                            =========              =========

- ---------------
See accompanying Notes to Financial Statements.

                             EQK REALTY INVESTORS I

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    1995          1994
                                                   -------       -------
Revenues from rental operations                    $ 3,966       $ 4,018

Operating expenses, net of tenant
  reimbursements                                     1,451         1,487
Depreciation and amortization                        1,229         1,185
                                                   -------       -------


Income from rental operations                        1,286         1,346

Interest expense                                     2,144         2,014
Other expenses, net of
  interest income                                      270           260
                                                   -------       -------

Net loss                                           $(1,128)      $  (928)
                                                   =======       =======


Net loss per share                                 $ (0.12)      $ (0.10)
                                                   =======       =======

- ---------------
See accompanying Notes to Financial Statements.

                             EQK REALTY INVESTORS I

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       1995                1994
                                                                      --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(1,128)           $  (928)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                     1,229              1,185
      Amortization of discount on
            Mortgage Note payable                                         106                 83
      Imputed and deferred interest                                       405                312
      Changes in assets and liabilities:
        Increase in accounts payable
          and other liabilities                                           357                126
        (Increase) decrease in accounts receivable
          and other assets                                                 31               (515)
                                                                      -------            -------
Net cash provided by operating activities                               1,000                263
                                                                      -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to real estate investments                              (1,976)            (1,038)
     Payment of real estate disposition fee                                --               (216)
                                                                      -------            --------
Net cash used in investing activities                                  (1,976)            (1,254)
                                                                      -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Term Loan principal payments                                          (2)                (2)
                                                                      -------            -------

INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                    (978)              (993)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                4,701              5,716
                                                                      -------            -------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                    $ 3,723            $ 4,723
                                                                      =======            =======


Supplemental disclosure of cash
     flow information:
          Interest paid                                               $ 1,675            $ 1,675
                                                                      =======            =======

- ---------------
See accompanying Notes to Financial Statements.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.       DESCRIPTION OF BUSINESS

              EQK Realty Investors I, a Massachusetts business trust (the "Trust"), was formed pursuant to a Declaration of Trust dated October 8, 1984 to acquire certain income-producing real estate investments. Commencing with the period beginning April 1, 1985, the Trust qualified and elected real estate investment trust ("REIT") status under the provisions of the Internal Revenue Code, and adopted December 31 as its year end, as required for real estate investment trusts.

              The Trust's portfolio consists of two real estate investments:
              Castleton Commercial Park ("Castleton"), an office park located in Indianapolis, Indiana; and Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. In December 1993, the Trust sold its two remaining office buildings within its office complex in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion ("Peachtree").

              The Declaration of Trust established the Trust as a finite life REIT with an investment holding period of up to 12 years, after which it is required to dispose of its assets in an orderly fashion within two years. The Trust's management is currently pursuing the orderly liquidation of its real estate holdings.

NOTE 2.       BASIS OF PRESENTATION

              The financial statements have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1994.

              In the opinion of the Trust, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of March 31, 1995, its results of operations for the three months ended March 31, 1995 and 1994 and its cash flows for the three months ended March 31, 1995 and 1994, have been included in the accompanying unaudited financial statements.

              Net loss per share for the three months ended March 31, 1995 and 1994 have been computed on the basis of the 9,264,344 shares outstanding during the periods. Stock warrants issued in December 1994, 1993 and 1992 to the Trust's mortgage lender are considered common stock equivalents for purposes of the calculation of net loss per share. However, the warrants have not been included in the calculation of net loss per share for the periods presented since the effect of such

                             EQK REALTY INVESTORS I
              calculation would be antidilutive.

NOTE 3.       CASH MANAGEMENT AGREEMENT

              In connection with the Trust's mortgage agreement, the Trust has entered into a Cash Management Agreement with the mortgage lender and has assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. As of March 31, 1995, a balance of $702,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which is funded each month with any excess operating cash flow, are limited to capital expenditures approved by the lender. As of March 31, 1995, the balance of the capital reserve account was $1,860,000.

NOTE 4.       ADVISORY AND MANAGEMENT AGREEMENTS

              The Trust has entered into an agreement with Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), to act as its "Advisor". The Advisor makes recommendations to the Trust concerning investments, administration and day-to-day operations.

              Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and is generally payable monthly without subordination (see Note
              5). For the three months ended March 31, 1995 and 1994, portfolio management fees were approximately $102,000 and $108,000, respectively.

              As part of the 1989 amendment to the advisory agreement, the Advisor forgave one-half, or $2,720,000, of the total amount of fees previously deferred pursuant to subordination provisions of the original advisory agreement. The remaining deferred fees are to be paid upon the disposition of the Trust's properties. For financial reporting purposes, the deferred balance is discounted from December 1, 1996. As of March 31, 1995, the discounted liability for deferred management fees was $2,209,000.

                             EQK REALTY INVESTORS I

NOTE 4.       ADVISORY AND MANAGEMENT AGREEMENTS (CONTINUED)


              The Trust has also entered into agreements for the on-site management of each of its properties. Harrisburg East Mall is managed by Compass Retail, Inc. ("Compass") a subsidiary of Equitable Real Estate and an affiliate of the Advisor. Castleton Commercial Park is managed by an unaffiliated third-party management company.

              Management fees paid to Compass are generally based upon a percentage of rents and certain other charges. Such fees are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the three months ended March 31, 1995 and 1994, management fee expense attributable to services rendered by Compass was $74,000 and $75,000, respectively.

NOTE 5.       COMMITMENTS AND CONTINGENCIES

              Harrisburg Anchor Tenant Replacement and Outparcel Building Redevelopment

              As previously announced, Hess's Department Stores, Inc. ("Hess's") sold certain of its stores, including its locations at Harrisburg, to the May Department Stores Company ("May"). During the fourth quarter of 1994, the Hess's location at Harrisburg closed, its anchor tenant lease was assigned to May, and remodeling and expansion of the former Hess's space commenced for the purpose of accommodating the opening of a Hecht's department store (a division of May).

              The expansion of the Hecht's space resulted in the relocation in April 1995 of Toys 'R' Us (which was situated in the basement area previously occupied by Hess's) to Harrisburg's outparcel building. Prior to the Toys 'R' Us relocation, the outparcel building was redeveloped to suit the specifications of this tenant. The redevelopment project, which was substantially complete by the end of the first quarter of 1995, has a budget of $3,950,000. As of March 31, 1995, approximately $2,800,000 remains to be spent ($2,300,000 as of April 30, 1995). Such future expenditures are principally comprised of the remaining payments due the general contractor and tenant allowances due Toys 'R' Us, and are anticipated to be paid during the second and third quarters of 1995. This project is being funded by existing cash reserves, including amounts restricted in accordance with the Cash Management Agreement (see Note 3), and 1995 operating cash flows.

              May is responsible for the costs associated with the remodeling and expansion of the Hecht's space. It is anticipated that Hecht's will open in the fourth quarter of 1995.

              The Trust's mortgage lender requires the deferral of payment of the portfolio management fee (described in Note 4) commencing in December 1994 until such time as the lender has been provided with final cost data evidencing the redevelopment project has been completed within budget. Upon satisfaction of this condition, which management believes will occur during the second quarter of 1995, the Trust will be allowed to pay the Advisor all such deferred advisory fees and all advisor fees subsequently earned on a current basis. Deferred portfolio management fees remain an obligation of the Trust and will be paid at the time of the liquidation of the Trust's real estate portfolio if lender's consent to payment upon completion of the project is not obtained.

              Debt Maturities

              The Trust's debt instruments mature in December 1995 in the aggregate principal amount of $81,767,000 (assuming no 1995 prepayments). In anticipation of the Mortgage Note and Term Loan maturities, the Trust's management is pursuing financing alternatives, including the refinancing of its debt with the existing lenders and the potential for prepaying part or all of the debt outstanding with the proceeds from real estate dispositions. Based on its current assessment of the credit markets, management believes that a new debt facility would be well collateralized as evidenced by the Properties' aggregate appraised value of $116,100,000 as of December 31, 1994, and that such new facility will be in place on or before the maturity date of the existing debt. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to liquidating the Trust's real estate investments will be accelerated to satisfy its debt obligations.

              John Wanamaker

              In January 1994, Woodward & Lothrop, the parent company of John Wanamaker (an anchor department store tenant at Harrisburg), filed for protection under Chapter 11 of the United States Bankruptcy Code. Under Federal bankruptcy law, Woodward & Lothrop has the option to assume or reject their lease at Harrisburg. To date, there have been no substantive developments with respect to the bankruptcy proceedings. The John Wanamaker location at Harrisburg remains open, and all post-petition billings have been paid on a timely basis. Further, management has been informed that the John Wanamaker location at Harrisburg is one of the retail chain's top performing mall locations. Woodward & Lothrop has further demonstrated its commitment to this location by commencing a court-approved renovation of the store's interior. Although no assurances can be given, the Trust's management believes that Woodward & Lothrop will assume its John Wanamaker lease at Harrisburg, and that the bankruptcy filing will not have a material adverse impact on the operations of the Mall.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              Financial Condition


              This discussion should be read in conjunction with the financial statements and notes that appear on pages 3 to 9.

FINANCIAL CONDITION

Capital Resources

The Trust's portfolio at March 31, 1995 consists of two real estate investments (the "Properties"): Castleton Commercial Park ("Castleton"), an office park located in Indianapolis, Indiana; and Harrisburg East Mall ("Harrisburg" or the "Mall), a regional shopping center located in Harrisburg, Pennsylvania. During 1993, the Company sold its two remaining office buildings within its office complex in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion or "Peachtree."

As discussed in Note 1 to the financial statements, the Trust continues to pursue the orderly liquidation of its real estate portfolio. During this process, the Trust will make certain capital expenditures required to enhance or maintain the value of the Properties, including tenant allowances associated with leasing activity. The Trust anticipates making calendar year 1995 capital expenditures of approximately $6,300,000, including approximately $3,950,000 associated with the redevelopment of Harrisburg's outparcel building as described below. One of the conditions of the mortgage restructuring completed in 1992 was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the lender. The balance of this account at March 31, 1995 was $1,860,000.

Debt Maturities

The Trust's debt instruments mature in December 1995 in the aggregate principal amount of $81,767,000 (assuming no 1995 prepayments). In anticipation of the Mortgage Note and Term Loan maturities, the Trust's management is pursuing financing alternatives, including the refinancing of its debt with the existing lenders and the potential for prepaying part or all of the debt outstanding with the proceeds from real estate dispositions. Based on its current assessment of the credit markets, management believes that a new debt facility would be well collateralized as evidenced by the Properties' aggregate appraised value of $116,100,000 as of December 31, 1994, and that such new facility will be in place on or before the maturity date of the existing debt. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to liquidating the Trust's real estate investments will be accelerated to satisfy its debt obligations.

Harrisburg Anchor Tenant Replacement and Outparcel Building Renovation

As previously announced, Hess's Department Stores, Inc. sold certain of its stores, including its location at Harrisburg, to the May Department Stores Company ("May"). During the fourth quarter of 1994, the Hess's location at Harrisburg closed, its anchor tenant lease was assigned to May, and remodeling and expansion of the former Hess's space commenced for the purpose of accommodating the opening of a Hecht's department store (a division of May).

The expansion of the Hecht's space resulted in the relocation in April 1995 of Toys 'R' Us (which was situated in the basement area previously occupied by Hess's) to Harrisburg's outparcel building. Prior to the Toys 'R' Us relocation, the outparcel building was redeveloped to suit the specifications of this tenant. The redevelopment project, which was substantially complete by the end of the first quarter of 1995, has a budget of $3,950,000. As of March 31, 1995, approximately $2,800,000 remains to be spent ($2,300,000 as of April 30, 1995). Such future expenditures are principally comprised of the remaining payments due the general contractor and tenant allowances due Toys 'R' Us, and are anticipated to be paid during the second and third quarters of 1995. This project is being funded by existing cash reserves, including amounts restricted in accordance with the Cash Management Agreement (see Note 3 to the financial statements), and 1995 operating cash flows.

May is responsible for the costs associated with the remodeling and expansion of the Hecht's space. It is anticipated that Hecht's will open in the fourth quarter of 1995.

Liquidity

The Trust generated $1,000,000 and $263,000 of cash flows from operating activities during the three months ended March 31, 1995 and 1994, respectively. The $737,000 increase in operating cash flows was related to the timing of the receipt and payment of various working capital items. Such items were comprised of the deferral of first quarter 1995 portfolio management fees in the amount of $102,000 (see Note 4 to the financial statements), the non-recurrence in 1995 of a March 31, 1994 accrual for reimbursement due from a contractor, the receipt of prepaid rents from tenants at Castleton in March 1995 in excess of amounts received in March 1994, and the timing of payment of certain recurring operational expenses at both Properties.

In connection with the anchor tenant substitution of Hecht's for Hess's at Harrisburg, the Trust expects an approximate $800,000 decrease in minimum rents in 1995, including an approximate $100,000 decrease in base rent to be received from Hecht's as compared to Hess's base rent. Subsequent to the opening of the Hecht's store, anticipated to occur by December 1995, the minimum rent reduction is expected to amount to $400,000 per year. Such reduction may be offset in whole or in part by increases in percentage rental and other revenues as a result of the expected increase in Mall customer traffic associated with the inclusion of Hecht's as an anchor tenant.

Cash flows used in investing activities during the three months ended March 31, 1995 and 1994 amounted to $1,976,000 and $1,254,000, respectively. The 1995 results reflect first quarter 1995 expenditures of approximately $1,140,000 related to the redevelopment of Harrisburg's outparcel building and a $375,000 build-out allowance for a new tenant at Harrisburg, in addition to other routine capital expenditures at both Properties. The 1994 results include the final payments to contractors arising from the renovation of Harrisburg (which was completed in late 1993) in the amount of $489,000.

During both quarterly periods ended March 31, 1995 and 1994, cash flows used in financing activities were limited to mortgage principal payments on the Trust's Term Loan.

In addition to the capital expenditure requirements described above, liquidity requirements for the remainder of 1995 will also include principal and interest payments of approximately $5,030,000 pursuant to existing loan agreements prior to such debt maturities in December 1995.

The Trust's cash management agreement stipulates that all rental payments from tenants are to be made directly to a third party escrow agent who also funds monthly operating expenses in accordance with a budget approved by the lender. The Trust believes that its cash flow for the remainder of 1995 will be sufficient to fund its various operating requirements, including budgeted capital expenditures and monthly principal and interest payments, although its discretion with respect to cash flow management will be limited by the terms of the cash management agreements.


Results of Operations

For the three months ended March 31, 1995, the Trust reported a net loss of $1,128,000 ($.12 per Share) compared to a net loss of $928,000 ($0.10 per Share) for the three months ended March 31, 1994.

The Trust's revenues for the three months ended March 31, 1995 and 1994 were $3,966,000 and $4,018,000, respectively. The decrease in revenues in 1995 was due to a $198,000 decline in Harrisburg revenues attributable to the aforementioned reduction in minimum rents associated with the replacement of Hess's by Hecht's and the related relocation of Toys 'R' Us to the outparcel building. The decline in Harrisburg's revenues was partially offset by revenue growth at Castleton amounting to $146,000. Such growth was attributable to a 3% increase in occupancy over the first quarter of 1994.

There were no significant changes in operating expenses at either Harrisburg or Castleton during the three months ended March 31, 1995 and 1994.

Interest expense for the first quarter of 1995 increased by $130,000 over the first quarter of 1994 due to an increase in the balance of the Mortgage Note resulting from the addition to principal of accrued but not currently payable interest and the amortization of non-cash expense arising from the issuance of warrants to the lender.

Other expenses - net consist of portfolio management fees, other costs related to the operation of the Trust, and interest income earned on cash balances. There was no significant fluctuation in other expenses between the first quarters of 1995 and 1994.

In connection with the Harrisburg outparcel building renovation, the Trust's mortgage lender requires a deferral of payment of the portfolio management fee (described in Note 4 to the financial statements) commencing in December 1994 until such time as the lender has been provided with final cost data evidencing the project has been completed within budget. Upon satisfaction of this condition, which management believes will occur during the second quarter of 1995, the Trust will be allowed to pay the Advisor all such deferred advisory fees and all advisory fees subsequently earned on a current basis. Deferred portfolio management fees remain an obligation of the Trust, and if the lender's consent to payment on a current basis is not obtained, such fees will be payable upon liquidation of the Trust's property portfolio.

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

              None

ITEM 5.       Other Information.

              None

ITEM 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits:

                           2.     None
                           4.     None
                          10.     None
                          11.     See Note 2 to the Financial Statements.
                          15.     Not Applicable
                          18.     Not Applicable
                          19.     None
                          22.     None
                          23.     Not Applicable
                          24.     None
                          27. Financial Data Schedule. Included in EDGAR transmission only.

              (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1995              EQK REALTY INVESTORS I


                                 By:      /s/Gregory R. Greenfield
                                          -----------------------------
                                          Gregory R. Greenfield
                                          Executive Vice President and Treasurer
                                          (Principal Financial Officer)

                                 By:      /s/William G. Brown, Jr.
                                          -----------------------------
                                          William G. Brown, Jr.
                                          Vice President and Controller
                                          (Principal Accounting Officer)