Form 10-Q
period 1995-06-30
EQK REALTY INVESTORS I
filed 1995-08-14
CIK 755926

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1995

                                   OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[   ]         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                            ---------   ---------

                          Commission File No. 1-8815
                          --------------------------

                            EQK REALTY INVESTORS I
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


              Massachusetts                          23-2320360
   ----------------------------------------------------------------------
       (State or other jurisdiction               (I.R.S. Employer
     of incorporation or organization)           Identification No.)

          5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA 30342
          -----------------------------------------------------------
                   (Address of principal executive offices)

                                (404) 303-6100
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 9,264,344 Shares as of August 10, 1995.

                            EQK REALTY INVESTORS I


                        QUARTERLY REPORT ON FORM 10-Q
                       FOR QUARTER ENDED JUNE 30, 1995

                                    INDEX

                                                                                                  Page
                                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1.          Balance Sheets as of June 30, 1995                                                3
                 and December 31, 1994

                 Statements of Operations for the three                                            4
                 and six months ended June 30, 1995 and
                 June 30, 1994

                 Statements of Cash Flows for the six                                              5
                 months ended June 30, 1995 and
                 June 30, 1994

                 Notes to Financial Statements                                                     6

Item 2.          Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                                                    11

PART II - OTHER INFORMATION

Items 1 through 6.                                                                                15

SIGNATURES                                                                                        16

                             EQK REALTY INVESTORS I

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       JUNE 30,                DECEMBER 31,
                                                                                        1995                       1994
                                                                                     -----------               -----------
                                                                                     (UNAUDITED)
                                                          ASSETS

Investments in real estate, at cost:
     Castleton Commercial Park, net of
          valuation allowance of $19,565                                              $ 62,683                   $ 61,706
     Harrisburg East Mall                                                               51,257                     47,819
                                                                                      --------                   --------
                                                                                       113,940                    109,525
     Less accumulated depreciation                                                      33,778                     31,793
                                                                                      --------                   --------
                                                                                        80,162                     77,732

Restricted cash                                                                          1,630                      3,734
Cash and cash equivalents                                                                1,162                        967
Accounts receivable and other assets                                                     7,323                      7,825
                                                                                      --------                   --------

TOTAL ASSETS                                                                          $ 90,277                   $ 90,258
                                                                                      ========                   ========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Mortgage Note payable, net of debt
          discounts of $200 and $413,
          respectively                                                                $ 78,076                   $ 77,186
     Term Loan payable to bank                                                           2,843                      2,846
     Accounts payable and other liabilities                                              6,563                      5,413
                                                                                      --------                   --------

                                                                                        87,482                     85,445
                                                                                      --------                   --------

Shareholders' equity:
     Shares of beneficial interest, without
          par value: 10,055,555 shares
          authorized, 9,264,344 shares
          issued and outstanding                                                       135,875                    135,875
     Accumulated deficit                                                              (133,080)                  (131,062)
                                                                                      --------                   --------
                                                                                         2,795                      4,813
                                                                                      --------                   --------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                                             $ 90,277                   $ 90,258
                                                                                      ========                   ========

___________________
See accompanying Notes to Financial Statements.

                            EQK REALTY INVESTORS I

                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                   1995             1994             1995          1994
                                                                  -------          -------          ------        -------
Revenues from rental operations                                   $4,113            $4,169          $8,079        $ 8,187

Operating expenses, net of tenant
  reimbursements                                                   1,411             1,421           2,862          2,908
Depreciation and amortization                                      1,215             1,150           2,444          2,335
                                                                  ------            ------         -------        -------

Income from rental operations                                      1,487             1,598           2,773          2,944

Interest expense                                                   2,152             2,028           4,296          4,042
Other expenses, net of
  interest income                                                    225               191             495            451
                                                                  ------            ------         -------        -------

Net loss                                                          $ (890)           $ (621)        $(2,018)       $(1,549)
                                                                  ======            ======         =======        =======

Net loss per share                                                $(0.10)           $(0.07)        $ (0.22)       $ (0.17)
                                                                  ======            ======         =======        =======

_______________
See accompanying Notes to Financial Statements.

                             EQK REALTY INVESTORS I

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                              1995              1994
                                                                                             ------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                   $(2,018)          $(1,549)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                                            2,444             2,335
      Amortization of discount on
            Mortgage Note payable                                                                213               165
      Imputed and deferred interest                                                              816               639
      Changes in assets and liabilities:
        Increase (decrease)in accounts payable
          and other liabilities                                                                  161              (565)
        (Increase) decrease in accounts receivable
                and other assets                                                                  43              (120)
                                                                                             -------           -------
Net cash provided by operating activities                                                      1,659               905
                                                                                             -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to real estate investments                                                     (3,565)           (1,548)
     Payment of real estate disposition fee                                                       --              (216)
                                                                                             -------           -------
Net cash used in investing activities                                                         (3,565)           (1,764)
                                                                                             -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Term Loan principal payments                                                                 (3)               (3)
                                                                                             -------           -------
DECREASE IN CASH AND
     CASH EQUIVALENTS                                                                         (1,909)             (862)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                                       4,701             5,716
                                                                                             -------           -------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                                           $ 2,792           $ 4,854
                                                                                             =======           =======
Supplemental disclosure of cash
     flow information:
          Interest paid                                                                      $ 3,350           $ 3,350
                                                                                             =======           =======

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

              In the opinion of the Trust, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of June 30, 1995, its results of operations for the six months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994 have been included in the accompanying unaudited financial statements.

              Net loss per share for the three and six months ended June 30, 1995 and 1994 have been computed on the basis of the 9,264,344 shares outstanding during the periods. Stock warrants issued in December 1994, 1993 and 1992 to the Trust's mortgage lender are considered common stock equivalents for purposes of the calculation of net loss per share. However, the warrants have not been included in the calculation of net loss per share for the periods presented since the effect of such calculation would be antidilutive.

                            EQK REALTY INVESTORS I

NOTE 2.       BASIS OF PRESENTATION, (CONTINUED)

              At June 30, 1995, The Trust accrued $850,000 of additional investments in real estate. Such amounts have been excluded from investing activities in the statement of cash flows for the six months ended June 30, 1995.


NOTE 3.       CASH MANAGEMENT AGREEMENT

              In connection with the Trust's mortgage agreement, the Trust has entered into a Cash Management Agreement with the mortgage lender and has assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. As of June 30, 1995, a balance of $436,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which is funded each month with any excess operating cash flows, are limited to capital expenditures approved by the lender. As of June 30, 1995, the balance of the capital reserve account was $867,000.

NOTE 4.       ADVISORY AND MANAGEMENT AGREEMENTS

              The Trust has entered into an agreement with Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), to act as its "Advisor". The Advisor makes recommendations to the Trust concerning investments, administration and day-to-day operations.

              Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and is generally payable monthly without subordination (see Note
              5). For the six months ended June 30, 1995 and 1994, portfolio management fees were $206,000 and $216,000, respectively.

              As part of the 1989 amendment to the advisory agreement, the Advisor forgave one-half, or $2,720,000, of the total amount of fees previously deferred pursuant to subordination provisions of the original advisory agreement. The remaining deferred fees are to be paid upon the disposition of the Trust's properties. For financial reporting purposes, the deferred balance is discounted from December 1, 1996. As of June 30, 1995, the discounted liability for deferred management fees was $2,279,000.

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

              Management fees paid to Compass are generally based upon a percentage of rents and certain other charges. Such fees are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the six months ended June 30, 1995 and 1994, management fee expense attributable to services rendered by Compass was $145,000 and $154,000, respectively.

NOTE 5.       COMMITMENTS AND CONTINGENCIES

              Harrisburg Anchor Tenant Replacement and Outparcel Building Redevelopment

              On August 1, 1994, Hess's Department Stores, Inc. ("Hess's") announced its intentions to sell certain of its stores, including its locations at Harrisburg, to the May Department Stores Company ("May"). In November 1994, the Hess's location at Harrisburg closed, its anchor tenant lease was assigned to May, and remodeling and expansion of the former Hess's space commenced for the purpose of accommodating the opening of a Hecht's department store (a division of May).

              The expansion of the Hecht's space resulted in the relocation in April 1995 of Toys 'R' Us (which was situated in the basement area previously occupied by Hess's) to Harrisburg's outparcel
              building.   Prior to the Toys 'R' Us relocation, the Trust
              redeveloped the outparcel building to suit this tenant's specifications. The redevelopment project, which was substantially complete by the end of the first quarter of 1995, cost approximately $3,450,000. As of June 30, 1995, approximately $1,330,000 remains to be spent. Such future expenditures are principally comprised of the remaining payments due the general contractor and tenant allowances due Toys 'R' Us, and are anticipated to be paid during the third quarter of 1995. This project is being funded by existing cash reserves, pursuant to approval by the mortgage lender as required under the terms of the Cash Management Agreement (see Note 3), and 1995 operating cash flows.

              In accordance with the terms of its lease, May is responsible for the costs associated with the remodeling and expansion of the Hecht's space. It is anticipated that Hecht's will open in the fourth quarter of 1995.

              As a condition of its approval of the addition of Hecht's and the relocation of Toys 'R' Us, the Trust's mortgage lender required the deferral of payment to the Advisor of the portfolio management fee

                            EQK REALTY INVESTORS I
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

              (described in Note 4). Such deferral commenced in December 1994 and continues until such time as the lender has been provided with evidence that the redevelopment project was completed within budget and that certain construction-related documentation has been finalized. Upon satisfaction of these conditions, which management believes will occur during the third quarter of 1995, the Advisor will be entitled to payment of advisory fees deferred since December 1994 and to payment of ongoing advisor fees subsequently earned on a current basis.

              Debt Maturities

              The Trust's debt instruments mature in December 1995 in the aggregate principal amount of $81,767,000, which assumes no 1995 prepayments resulting from property dispositions. Management intends to refinance this debt on a short-term basis with either the existing lender or a new lending institution such that the terms of the Trust's financing will be consistent with its current property disposition strategy. Based on its current assessment of the credit markets, Management believes that a new debt facility would be well collateralized as evidenced by the Properties' aggregate appraised value of $116,100,000 as of December 31, 1994, and that such new facility will be in place on or before the maturity date of the existing debt. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to liquidating the Trust's real estate investments will be accelerated to satisfy its debt obligations.

              John Wanamaker

              In January 1994, Woodward & Lothrop, the parent company of John Wanamaker ("Wanamaker", an anchor department store tenant at Harrisburg), filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Code"). While under court protection, the Wanamaker location at Harrisburg has continued to operate and has remained current on all post-petition billings.

              In June 1995, Woodward & Lothrop announced its intentions to sell a majority of its department stores, including its Wanamaker location at Harrisburg. In advance of the bankruptcy court's consideration of this matter, competing bids were received from two retail groups, and on August 8, 1995, the bankruptcy court approved such department store sales to the retail group comprised of May Department Stores Company ("May") and J.C. Penney Company. May has indicated that it will purchase the Wanamaker location at Harrisburg. However, May also indicated to the bankruptcy court its intentions to assign this particular leasehold interest to another, unspecified retailer given the scheduled opening of its Hecht's store at Harrisburg later this year. Pursuant to the terms of the existing Wanamaker lease, the Trust must consent to any assignment of this lease.

                            EQK REALTY INVESTORS I
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)



NOTE 5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

              The Wanamaker location at Harrisburg is currently undergoing an estimated $10 million interior renovation, which Woodward & Lothrop indicated will be completed in September 1995. Management believes that this newly renovated interior will minimize the down time associated with the conversion of Wanamaker to a new store format. Although Management can not currently predict the impact, if any, that these transactions may have on the operations or future value of the Mall, Management does not believe these transactions will have a materially adverse effect on the financial condition of the Trust.

                            EQK REALTY INVESTORS I

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


              This discussion should be read in conjunction with the financial statements and notes that appear on pages 3 to 10.

FINANCIAL CONDITION

Capital Resources

The Trust's portfolio at June 30, 1995 consists of two real estate investments (the "Properties"): Castleton Commercial Park ("Castleton"), an office park located in Indianapolis, Indiana; and Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania.
During 1993, the Company sold its two remaining office buildings within its office complex in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion or "Peachtree."

As discussed in Note 1 to the financial statements, the Trust continues to pursue the orderly liquidation of its real estate portfolio. During this process, the Trust will make certain capital expenditures required to enhance or maintain the value of the Properties, including tenant allowances associated with leasing activity. The Trust anticipates making capital expenditures during the remainder of 1995 of approximately $2,300,000, including approximately $1,330,000 associated with the redevelopment of Harrisburg's outparcel building as described below. One of the conditions of the mortgage restructuring completed in 1992 was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the lender. The balance of this account at June 30, 1995 was $867,000 which, together with operating cash flows for the remainder of the year, is expected to be sufficient to fund the capital expenditure requirements.

Debt Maturities

The Trust's debt instruments mature in December 1995 in the aggregate principal amount of $81,767,000, which assumes no 1995 prepayments resulting from property dispositions. Management intends to refinance this debt on a short-term basis with either the existing lender or a new lending institution such that the terms of the Trust's financing will be consistent with its current property disposition strategy. Based on its current assessment of the credit markets, Management believes that a new debt facility would be well collateralized as evidenced by the Properties' aggregate appraised value of $116,100,000 as of December 31, 1994, and that such new facility will be in place on or before the maturity date of the existing debt. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to liquidating the Trust's real estate investments will be accelerated to satisfy its debt obligations.

                            EQK REALTY INVESTORS I

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



Harrisburg Anchor Tenant Replacement and Outparcel Building Renovation

On August 1, 1994, Hess's Department Stores, Inc. announced its intentions to sell certain of its stores, including its location at Harrisburg, to the May Department Stores Company ("May"). In November 1994, the Hess's location at Harrisburg closed, its anchor tenant lease was assigned to May, and remodeling and expansion of the former Hess's space commenced for the purpose of accommodating the opening of a Hecht's department store (a division of May).

The expansion of the Hecht's space resulted in the relocation in April 1995 of Toys 'R' Us (which was situated in the basement area previously occupied by Hess's) to Harrisburg's outparcel building. Prior to the Toys 'R' Us relocation, the Trust redeveloped the outparcel building to suit this tenant's specifications. The redevelopment project, which was substantially complete by the end of the first quarter of 1995, cost approximately $3,450,000. As of June 30, 1995, approximately $1,330,000 remains to be spent. Such future expenditures are principally comprised of the remaining payments due the general contractor and tenant allowances due Toys 'R' Us, and are anticipated to be paid during the third quarter of 1995. This project is being funded by existing cash reserves, pursuant to approval by the mortgage lender as required under the terms of the Cash Management Agreement (see Note 3 to the financial statements), and 1995 operating cash flows.

In accordance with the terms of its lease, May is responsible for the costs associated with the remodeling and expansion of the Hecht's space. It is anticipated that Hecht's will open in the fourth quarter of 1995.

Liquidity

The Trust generated $1,659,000 and $905,000 of cash flows from operating activities during the six months ended June 30, 1995, and 1994, respectively. The $754,000 increase in operating cash flows was attributable to the deferral of 1995 portfolio management fees in the amount of $206,000 (see Note 4 to the financial statements), and the timing of payment of certain recurring operational expenses at both Properties.

In connection with the anchor tenant substitution of Hecht's for Hess's at Harrisburg, the Trust expects an approximate $800,000 decrease in minimum rents in 1995, including an approximate $100,000 decrease in base rent to be received from Hecht's as compared to Hess's base rent. Subsequent to the opening of the Hecht's store, anticipated to occur during the fourth quarter of 1995, the minimum rent reduction is expected to amount to $400,000 per year. Such reduction may be offset in whole or in part by increases in percentage rental and other revenues as a result of the expected increase in customer traffic associated with the inclusion of Hecht's as an anchor tenant.

                            EQK REALTY INVESTORS I

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



Cash flows used in investing activities during the six months ended June 30, 1995 and 1994 amounted to $3,565,000 and $1,764,000, respectively. The 1995 results reflect expenditures of $2,120,000 related to the redevelopment of Harrisburg's outparcel building and a $375,000 build-out allowance for a new tenant at Harrisburg, in addition to other routine capital expenditures at both Properties. The 1994 results include the final payments to contractors arising from the renovation of Harrisburg (which was completed in late 1993) in the amount of $489,000.

During the six month periods ending June 30,1995 and 1994, cash flows used in financing activities were limited to mortgage principal payments on the Trust's Term Loan.

In addition to the capital expenditure requirements described above, liquidity requirements for the remainder of 1995 will also include principal and interest payments of approximately $3,350,000 pursuant to the existing loan agreements prior to such debt maturities in December 1995.

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


RESULTS OF OPERATIONS

For the six months ended June 30, 1995, the Trust reported a net loss of $2,018,000 ($0.22 per share) compared to a net loss of $1,549,000 ($0.17 per share) for the six months ended June 30, 1994. For the second quarter of 1995, a net loss of $890,000 ($0.10 per share) was reported compared to a net loss of $621,000 ($0.07 per share) in the second quarter of 1994.

The Trust's revenues for the three and six months ended June 30, 1995 were $4,113,000 and $8,079,000, respectively, representing decreases of $56,000 and $108,000 over the comparable 1994 periods. Such changes reflect a decline in Harrisburg's revenues partially offset by revenue growth at Castleton over the prior year periods. The decrease in Harrisburg's revenues is primarily due to the aforementioned reduction in minimum rents arising from the replacement of Hess's by Hecht's and the related

                            EQK REALTY INVESTORS I

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



relocation of Toys 'R' Us to the outparcel building. In addition, revenues at Harrisburg declined in 1995 as a result of the non-recurrence of a one-time utility reimbursement received in 1994. Revenue growth at Castleton was attributable to a 3% increase in occupancy over the comparable periods in 1994 and the receipt of lease buyout payments from certain tenants in the second quarter of 1995. The space occupied by such vacating tenants has been re-leased and, therefore, will not result in future revenue losses.

Operating expenses for the three and six month periods ending June 30, 1995 were $1,411,000 and $2,862,000, respectively, representing decreases of $10,000 and $46,000 over the comparable 1994 periods. Such decreases are attributable to reductions in repairs and bad debt expense at Harrisburg, partially offset by increases in repairs and utility expenses at Castleton.

Interest expense for the three and six month periods ended June 30, 1995 increased by $124,000 and $254,000, respectively, due to an increase in the balance of the Mortgage Note resulting from the addition to principal of accrued but not currently payable interest and the amortization of non-cash expense arising from the issuance of warrants to the lender.

Other expenses - net consist of portfolio management fees, other costs related to the operations of the Trust, and interest income earned on cash balances. The increase in other expenses - net of $34,000 and $44,000 for the quarter and six months ended June 30, 1995, respectively, is attributable to an increase in expenses related to the Trust's disposition efforts, coupled with a decrease in interest income attributable to lower cash balances during 1995.

In connection with the Harrisburg outparcel building renovation, the Trust's mortgage lender required a deferral of payment to the Advisor of the portfolio management fee (described in Note 4 to the financial statements). Such deferral commenced in December 1994 and continues until such time as the lender has been provided with evidence that the project was completed within budget and that certain construction-related documentation has been finalized. Upon satisfaction of these conditions, which management believes will occur in the third quarter of 1995, the Advisor will be entitled to payment of advisory fees deferred since December 1994 and to payment of ongoing advisory fees subsequently earned on a current basis.

                            EQK REALTY INVESTORS I

                         PART II - OTHER INFORMATION


ITEM 1.       Legal Proceedings.

              None

ITEM 2.       Changes in Securities.

             None

ITEM 3.       Defaults Upon Senior Securities.

              None

ITEM 4.       Submission of Matters to a Vote of Security Holders.

              The Company's Annual Meeting of Shareholders was held on June 6, 1995. The only matter submitted to a vote at the meeting was the election of five Trustees to serve for the ensuing year. All members were elected without opposition.

ITEM 5.       Other Information.

              None

ITEM 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits:

                        2.     None
                        4.     None
                       10.     None
                       11.     See Note 2 to the Financial Statements.
                       15.     Not Applicable
                       18.     Not Applicable
                       19.     None
                       22.     None
                       23.     Not Applicable
                       24.     None
                       27.     Financial Data Schedule
                               Included in EDGAR transmission only.

              (b)    Reports on Form 8-K.

                     The Trust filed a Current Report on Form 8-K dated June 22, 1995 that disclosed the identification of a printing error contained within the independent auditors' report appearing in the Trust's 1994 Annual Report. Such Form 8-K also disclosed that the Trust had undertaken a shareholder mailing as of June 22, 1995 for the purposes of notifying its shareholders of such printing error and providing them with an appropriately worded independent auditors' report.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 11, 1995            EQK REALTY INVESTORS I


                                  By: /s/ Gregory R. Greenfield
                                      -----------------------------
                                      Gregory R. Greenfield
                                      Executive Vice President and Treasurer
                                      (Principal Financial Officer)




                                  By: /s/ William G. Brown, Jr.
                                      -----------------------------
                                      William G. Brown, Jr.
                                      Vice President and Controller
                                      (Principal Accounting Officer)