Form 10-Q
period 1995-09-30
EQK REALTY INVESTORS I
filed 1995-11-14
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]            SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1995
                                                ------------------

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

                            EQK REALTY INVESTORS I
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                 Massachusetts                          23-2320360
   ----------------------------------------------------------------------
        (State or other jurisdiction                 (I.R.S. Employer
        of incorporation or organization)            Identification No.)

         5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA 30342
         -----------------------------------------------------------
         (Address of principal executive offices)         (Zip code)

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

                                          Yes            No
                                               -----        -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 9,264,344 Shares as of November 10, 1995.

                             EQK REALTY INVESTORS I


                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                     INDEX


                                                                                                                  Page
                                                                                                                 ------
PART I - FINANCIAL INFORMATION

Item 1.      Balance Sheets as of September 30, 1995                                                               3
             and December 31, 1994

             Statements of Operations for the three and nine months                                                4
             ended September 30, 1995 and September 30, 1994

             Statements of Cash Flows for the nine months                                                          5
             ended September 30, 1995 and September 30, 1994

             Notes to Financial Statements                                                                         6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                                  11


PART II - OTHER INFORMATION

Items 1 through 6.                                                                                                16

SIGNATURES                                                                                                        17

                             EQK REALTY INVESTORS I

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  SEPTEMBER 30,                DECEMBER 31,
                                                                                      1995                         1994
                                                                                  -------------                ------------

                                     ASSETS
Investments in real estate held for sale, at lower of cost
     or net realizable value:
     Castleton Park, net of valuation allowance of $22,765                            $ 59,563                    $ 61,706
     Harrisburg East Mall                                                               51,840                      47,819
                                                                                      --------                    --------
                                                                                       111,403                     109,525
     Less accumulated depreciation                                                      34,867                      31,793
                                                                                      --------                    --------
                                                                                        76,536                      77,732

Cash and cash equivalents:
     Cash Management Agreement                                                           1,547                       3,734
     Other                                                                                 870                         967
Accounts receivable and other assets                                                     7,933                       7,825
                                                                                      --------                    --------

TOTAL ASSETS                                                                          $ 86,886                    $ 90,258
                                                                                      ========                    ========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
     Mortgage Note payable, net of debt discount of
          $47 and $413, respectively                                                  $ 78,582                    $ 77,186
     Term Loan payable to bank                                                           2,841                       2,846
     Accounts payable and other liabilities (including amounts due
        affiliates of $2,872 and $2,222, respectively)                                   6,470                       5,413
                                                                                      --------                    --------
                                                                                        87,893                      85,445
                                                                                      --------                    --------

Shareholders' equity (deficit):
     Shares of beneficial interest, without
          par value: 10,055,555 shares
          authorized, 9,264,344 shares
          issued and outstanding                                                       135,875                     135,875
     Accumulated deficit                                                              (136,882)                   (131,062)
                                                                                      --------                    --------
                                                                                        (1,007)                      4,813
                                                                                      --------                    --------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY (DEFICIT)                                                   $ 86,886                    $ 90,258
                                                                                      ========                    ========

---------------
See accompanying Notes to Financial Statements.

                             EQK REALTY INVESTORS I

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    1995             1994               1995            1994
                                                                   -------          ------            -------          ------
Revenues from rental operations                                    $ 3,990          $ 4,132          $ 12,069         $ 12,319

Operating expenses, net of tenant reimbursements
  (including property management fees earned by an
  affiliate of $67, $80, $212, and $234, respectively)              (1,257)          (1,401)           (4,119)          (4,309)
Depreciation and amortization                                       (1,321)          (1,145)           (3,765)          (3,480)
Real estate tax refund                                                 400               --               400               --
Write-down of investment in real estate                             (3,200)              --            (3,200)              --
                                                                   -------          -------          --------         --------

Income (loss) from rental operations                                (1,388)           1,586             1,385            4,530

Interest expense                                                     2,173            2,035             6,469            6,077
Other expenses, net of interest income
  (including portfolio management fees earned
  by an affiliate of $103, $108, $309, and $324,
  respectively)                                                        241              171               736              622
                                                                   -------          -------          --------         --------

Net loss                                                           $(3,802)         $  (620)         $ (5,820)        $ (2,169)
                                                                   =======          =======          ========         ========


Net loss per share                                                 $ (0.41)         $ (0.06)         $  (0.63)        $  (0.23)
                                                                   =======          =======          ========         ========



---------------
See accompanying Notes to Financial Statements.

                             EQK REALTY INVESTORS I

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                               1995              1994
                                                                                              ------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  $ (5,820)          $ (2,169)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                                            3,765              3,480
      Write-down of investment in real estate                                                  3,200                 --
      Amortization of discount on
           Mortgage Note payable                                                                 366                247
      Imputed and deferred interest                                                            1,239                973
      Changes in assets and liabilities:
        Increase (decrease) in accounts payable
          and other liabilities                                                                  664               (124)
        (Increase) in accounts receivable
        and other assets                                                                        (798)              (803)
                                                                                            --------           --------
Net cash provided by operating activities                                                      2,616              1,604
                                                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to real estate investments                                                     (4,895)            (2,250)
     Payment of real estate disposition fee                                                       --               (216)
                                                                                            --------           --------
Net cash used in investing activities                                                         (4,895)            (2,466)
                                                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Term Loan principal payments                                                                 (5)                (5)
                                                                                            --------           --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                         (2,284)              (867)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 4,701              5,716
                                                                                            --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $  2,417           $  4,849
                                                                                            ========           ========

Supplemental disclosure of cash flow information:
          Interest paid                                                                     $  5,031           $  5,026
                                                                                            ========           ========

______________
See accompanying Notes to Financial Statements.

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

             The Trust's portfolio consists of two real estate investments:
             Castleton Park ("Castleton"), an office park located in Indianapolis, Indiana; and Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. In December 1993, the Trust sold its two remaining office buildings within its office complex in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion ("Peachtree").

             The Declaration of Trust established the Trust as a finite life REIT with an investment holding period of up to 12 years, after which it is required to dispose of its assets in an orderly fashion within two years. The Trust's management is currently pursuing the orderly liquidation of its real estate holdings.


NOTE 2.      BASIS OF PRESENTATION

             The financial statements have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1994.

             In the opinion of the Trust, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of September 30, 1995, its results of operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994 have been included in the accompanying financial statements.

             Net loss per share for the three and nine months ended September 30, 1995 and 1994 have been computed on the basis of the 9,264,344 shares outstanding during the periods. Warrants to purchase 367,868 shares of beneficial interest issued to the Trust's mortgage lender are considered common stock equivalents for purposes of the calculation of net loss per share. However, such warrants have not been included in the calculation of net loss per share for the periods presented since the effect of such calculation would be antidilutive.

                             EQK REALTY INVESTORS I

NOTE 2.      BASIS OF PRESENTATION (CONTINUED)

             At September 30, 1995, the Trust accrued $183,000 of additional investments in real estate. Such amounts have been excluded from investing activities in the statement of cash flows for the nine months ended September 30, 1995.


NOTE 3.      CASH MANAGEMENT AGREEMENT

             In connection with the Trust's mortgage agreement, the Trust has entered into a Cash Management Agreement with the mortgage lender and has assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. As of September 30, 1995, a balance of $461,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which is funded each month with any excess operating cash flows, are limited to capital expenditures approved by the lender. As of September 30, 1995, the balance of the capital reserve account was $755,000.


NOTE 4.      ADVISORY AND MANAGEMENT AGREEMENTS

             The Trust has entered into an agreement with Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), to act as its "Advisor". The Advisor makes recommendations to the Trust concerning investments, administration and day-to-day operations.

             Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and is generally payable monthly without subordination. For the nine months ended September 30, 1995 and 1994, portfolio management fees were $309,000 and $324,000, respectively.

             As part of the 1989 amendment to the advisory agreement, the Advisor forgave one-half, or $2,720,000, of the total amount of fees previously deferred pursuant to subordination provisions of the original advisory agreement. The remaining deferred fees are to be paid upon the disposition of the Trust's properties. For financial reporting purposes, the deferred balance is discounted from December 1, 1996. As of September 30, 1995, the discounted liability for deferred management fees was $2,349,000.

                             EQK REALTY INVESTORS I

NOTE 4.      ADVISORY AND MANAGEMENT AGREEMENTS (CONTINUED)

             The Trust has also entered into agreements for the on-site management of each of its properties. Harrisburg is managed by Compass Retail, Inc. ("Compass"), a subsidiary of Equitable Real Estate and an affiliate of the Advisor. Castleton is managed by an unaffiliated third-party management company.

             Management fees paid to Compass are generally based upon a percentage of rents and certain other charges. Such fees are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the nine months ended September 30, 1995 and 1994, management fee expense attributable to services rendered by Compass was $212,000 and $234,000, respectively.


NOTE 5.      COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

             Debt Maturities

             The Trust's debt instruments mature on December 15, 1995 in the aggregate principal amount of $81,767,000 (estimated to be $44,703,000 if the sale of Castleton is consummated as described below). Management has held discussions with both of its existing lenders regarding a mortgage loan refinancing that is predicated on the Castleton sale closing. If the Castleton sale is completed as described below, Management would request that the debt be refinanced for a period of one to two years, consistent with the Trust's current property disposition plan. However, the anticipated timing of the closing of the Castleton sale and the identification of an acceptable retailer for the currently vacant department store at Harrisburg (see below) may prevent the Trust and such lender from completing the refinancing prior to December 15, 1995. In this case, Management would seek a short-term extension of the existing facilities to facilitate resolution of these matters and the continued pursuit of the refinancing.

             If the sale of Castleton is not completed, the Trust will most likely seek short-term extensions with its existing lenders and undertake a liquidation plan for its real estate investments on an accelerated basis to satisfy its mortgage debt obligations. Management believes that the sale of its properties on this basis would adversely impact the properties' sales prices, and thus the Trust's liquidating distribution to its shareholders, although this impact cannot be precisely quantified.

             The pending status of the Castleton sale and the uncertainties surrounding the identification of a new department store retailer at Harrisburg prevent Management from being able to determine the terms under which either a short-term extension or a refinancing will be completed. Although no assurances can be given, Management does not anticipate that its lenders will foreclose on the existing mortgage loan if the debt obligations cannot be repaid at maturity.

                             EQK REALTY INVESTORS I

NOTE 5.      COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS (CONTINUED)

             Proposed Sale of Castleton and Write-down of Investment in Real Estate

             On September 11, 1995, the Trust entered into a "Letter of Interest" with a prospective purchaser to sell Castleton for $40,300,000, subject to certain prorations and adjustments. The Letter of Interest provides for the purchaser to make a good faith, non-refundable deposit of $150,000 when a definitive "Purchase Agreement" is executed, which Management anticipates to occur on or about November 14, 1995. The Letter of Interest further provides for the purchaser to make an additional, non-refundable deposit of $250,000 to extend the date of closing from November 15, 1995 to no later than December 6, 1995. Management anticipates that the purchaser will exercise this option. This pending sale is part of the Trust's liquidation process described in Note 1. If completed prior to the debt maturities date of December 15, 1995, as is currently planned, the Castleton sale would facilitate the debt refinancing as the net proceeds (estimated to be $37,064,000 after closing costs, a disposition fee to the Advisor and customary prorations) would be used to repay existing mortgage indebtedness. The sale is subject to, among other things, the execution of a definitive Purchase Agreement, the receipt of the required deposits, and the approval of the Trust's primary mortgage lender. Management anticipates that the sale will be completed in early December 1995, although no assurances can be given that such sale will ultimately close at such time and under the financial terms described herein, or at all.

             As discussed in the notes to the financial statements included in the Trust's 1994 Annual Report, the carrying values of the Trust's investments in real estate are determined in conjunction with independent appraisals, but may differ from such indications of market value as determined through negotiations with willing buyers. Based on the facts and circumstances related to this transaction, Management wrote down its investment in Castleton in the third quarter of 1995 by $3,200,000 to its current estimate of net realizable value.

             Harrisburg Anchor Tenant Status

             On August 8, 1995, the U.S. Bankruptcy Court approved the sale of certain Woodward & Lothrop department stores to May Department Stores Company ("May"), including the John Wanamaker location at Harrisburg. Addditionally, on October 19, 1995, May opened a Hecht's store in the former Hess's location. Given its existing presence at Harrisburg, May has indicated that it is considering an assignment of the Wanamaker leasehold interest to another department store retailer. Alternatively, May is also considering the possibility of operating another May department store division in this location.

             On October 9, 1995, the John Wanamaker store ceased operations. This anchor store location is subject to a continuous operating covenant stipulated in the related lease agreement. Management has notified May of this violation under its lease, and of its intention to freely exercise any of the remedies provided for under such lease, including the right to terminate the lease or regain possession of the premises, if a Trust-approved retailer does not open within the specified 30 day cure period.

                             EQK REALTY INVESTORS 1

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 5.      COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS (CONTINUED)

             Given the Trust's approval rights over the selection of a replacement retailer, Management remains optimistic that a department store operator equal or superior to John Wanamaker can be identified, with the potential to enhance the financial condition and operations of the Mall. However, Management cannot currently determine when a new retailer will be identified and open for business, nor the financial impact that will result.

             Real Estate Tax Refund

             During the third quarter of 1995, the Trust was notified that its appeal for a reduction in the assessed value of the real estate underlying Castleton was upheld by the Indiana State Board of Tax Commissioners. The appeal related to real estate taxes paid with respect to tax years 1989 to 1994. The resulting refund (net of related professional fees) has been included in income from rental operations. The Trust anticipates receiving this refund prior to December 1, 1995.

             Completion of Redevelopment Project

             As previously disclosed, the Trust renovated Harrisburg's outparcel building earlier in 1995 to accommodate the relocation of Toys 'R' Us from basement space now occupied by Hecht's. The final cost of the renovation project was approximately $3,440,000. Pursuant to its agreements with its mortgage lender, the Trust provided documentation that the project was completed for a cost less than the original budget of $4,050,000. Accordingly, portfolio management fees deferred since December 1, 1994 ($344,000) and Compass' redevelopment fee ($150,000) are expected to be paid during the fourth quarter of 1995.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


             This discussion should be read in conjunction with the financial statements and notes that appear on pages 3 to 10.

FINANCIAL CONDITION

CAPITAL RESOURCES

Real Estate Disposition Plans and Write-down

The Trust's portfolio at September 30, 1995 consists of two real estate investments (the "Properties"): Castleton Park ("Castleton"), an office park located in Indianapolis, Indiana; and Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania.
During 1993, the Company sold its two remaining office buildings within its office complex in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion or "Peachtree."

On September 11, 1995, the Trust entered into a "Letter of Interest" with a prospective purchaser to sell Castleton for $40,300,000, subject to certain prorations and adjustments. The Letter of Interest provides for the purchaser to make a good faith, non-refundable deposit of $150,000 when a definitive "Purchase Agreement" is executed, which Management anticipates to occur on or about November 14, 1995. The Letter of Interest further provides for the purchaser to make an additional, non-refundable deposit of $250,000 to extend the date of closing from November 15, 1995 to no later than December 6, 1995. Management anticipates that the purchaser will exercise this option. This pending sale is part of the Trust's liquidation process described in Note 1 to the financial statements. As discussed below, the Trust has debt maturing on December 15, 1995 in the aggregate principal amount of $81,767,000. If completed prior to the debt maturities date of December 15, 1995, as is currently planned, the Castleton sale would facilitate the debt refinancing discussed below as the net proceeds (estimated to be $37,064,000 after closing costs, a disposition fee to the Advisor and customary prorations) would be used to repay existing mortgage indebtedness. The sale is subject to, among other things, the execution of a definitive Purchase Agreement, the receipt of the required deposits, and the approval of the Trust's primary mortgage lender. Management anticipates that the sale will be completed in early December 1995, although no assurances can be given that such sale will ultimately close at such time and under the financial terms described herein, or at all.

As discussed in the notes to the financial statements included in the Trust's 1994 Annual Report, the carrying values of the Trust's investments in real estate are determined in conjunction with independent appraisals, but may differ from such indications of market value as determined through negotiations with willing buyers. Based on the facts and circumstances related to this transaction, Management wrote down its investment in Castleton in the third quarter of 1995 by $3,200,000 to its current estimate of net realizable value.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Since 1990, Management has reduced the cost basis of Castleton in the cumulative amount of $22,765,000, inclusive of this third quarter 1995 write-down. The effect of such write-downs, among other things, has resulted in the Trust's liabilities exceeding its assets by $1,007,000 as of September 30, 1995. This deficit position is reflective of the fact that the Trust, in accordance with historical basis accounting conventions, has not written up the cost basis of its investment in Harrisburg to its substantially higher net realizable value. Accordingly, Management does not believe that its deficit in shareholders' equity is indicative of its current liquidity or the net distribution that its shareholders will receive upon liquidation.

During the process of liquidating its real estate portfolio, the Trust will make certain capital expenditures required to enhance or maintain the value of the Properties, including tenant allowances associated with leasing activity. The Trust anticipates making capital expenditures during the remainder of 1995 of approximately $430,000, including approximately $183,000 associated with the redevelopment of Harrisburg's outparcel building. Capital expenditures for 1995 are therefore anticipated to be approximately $5,325,000, which is approximately $145,000 below what had been anticipated for the year. Such reduced levels of capital expenditures reflect savings of approximately $500,000 achieved on the redevelopment of Harrisburg's outparcel building, partially offset by increased levels of tenant allowances at Castleton. One of the conditions of the mortgage restructuring completed in 1992 was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the lender. The fourth quarter expenditures are anticipated to be paid from this account, which had a balance of $755,000 at September 30, 1995.


Debt Maturities

The Trust's debt instruments mature on December 15, 1995 in the aggregate principal amount of $81,767,000 (estimated to be $44,703,000 if the sale of Castleton is consummated). During the first part of 1995, Management held preliminary discussions with its existing lenders as well as other prospective lenders, and as an initial step towards obtaining a financing commitment, provided requested documentation on, among other things, the financial condition and operations of the Properties and the Trust. More recently, Management has held discussions with both of its existing lenders regarding a mortgage loan refinancing that is predicated on the Castleton sale closing.
If the Castleton sale is completed, Management would request that the debt be refinanced for a period of one to two years, consistent with the Trust's current property disposition plan. However, the anticipated timing of the closing of the Castleton sale and the identification of an acceptable retailer for the currently vacant department store at Harrisburg (see below) may prevent the Trust and such lender from completing the refinancing prior to December 15, 1995. In this case, Management would seek a short-term extension of the existing facilities to facilitate resolution of these matters and the continued pursuit of the refinancing.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


If the sale of Castleton is not completed, the Trust will most likely have to seek short-term extensions with its existing lenders and undertake a plan for liquidation of its real estate investments on an accelerated basis to satisfy its mortgage debt obligations. Management believes that the sale of its Properties on this basis would adversely impact the Properties' sales prices, and thus the Trust's liquidating distribution to its shareholders, although this impact cannot be precisely quantified.

The pending status of the Castleton sale and the uncertainties surrounding the identification of a new department store retailer at Harrisburg prevent Management from being able to determine the terms under which either a short-term extension or a refinancing will be completed. Although no assurances can be given, Management does not anticipate that its lenders will foreclose on the existing mortgage loan if the debt obligations cannot be repaid at maturity.


Harrisburg Anchor Tenant Status

On August 8, 1995, the U.S. Bankruptcy Court approved the sale of certain Woodward & Lothrop department stores to May Department Stores Company ("May"), including the John Wanamaker location at Harrisburg. Additionally, on October 19, 1995, May opened a Hecht's store in the former Hess's location. Given its presence at Harrisburg, May has indicated that it is considering an assignment of the Wanamaker leasehold interest to another department store retailer. Alternatively, May is also considering the possibility of operating another May department store division in this location.

On October 9, 1995, the John Wanamaker store ceased operations. This anchor store location is subject to a continuous operating covenant stipulated in the related lease agreement. Management has notified May of this violation under its lease, and of its intention to freely exercise any of the remedies provided for under such lease, including the right to terminate the lease or regain possession of the premises, if a Trust-approved retailer does not open within the specified 30 day cure period.

Given the Trust's approval rights over the selection of a replacement retailer, Management remains optimistic that a department store operator equal or superior to John Wanamaker can be identified, with the potential to enhance the financial condition and operations of the Mall. However, Management cannot currently determine when a new retailer will be identified and open for business, nor the financial impact that will result.

As a result of the timing of the Hecht's opening and the Wanamaker's closing, it is expected that Harrisburg will operate with only two of its three anchor department store locations open for business for a substantial portion, if not all, of 1995. Such closures permit certain tenants, pursuant to co-tenancy provisions provided for under the terms of their leases, to pay percentage rent in lieu of fixed minimum rentals. The exercise of such co-tenancy provisions resulted in a reduction of rental revenues of approximately $320,000 for the nine months ended September 30, 1995. Until a new retailer opens for business in the former Wanamaker space, Management anticipates that these tenants will continue to exercise such co-tenancy rights. Based on the current sales volumes of these tenants, the future reduction in rental revenues over amounts that otherwise would have been earned is estimated to be approximately $80,000 to $110,000 per quarter for such time in the future as the Wanamaker store location remains vacant.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

The Trust generated $2,616,000 and $1,604,000 of cash flows from operating activities during the nine months ended September 30, 1995, and 1994, respectively. The $1,012,000 increase in operating cash flows was attributable to an approximate $700,000 increase in revenue collections at Castleton ($440,000 of occupancy and rate increases, $110,000 of tenant buyouts, with the remainder related to collections of revenues accrued in the prior year); the deferral of payment of 1995 portfolio management fees in the amount of $309,000 (see Note 5 to the financial statements); and the timing of payment of certain recurring operational expenses at both Properties. Such cash flows from operating activities include revenue reductions at Harrisburg related to the rent differential between Hess's and its replacement, Hecht's, and the election of certain tenants to pay percentage rent in lieu of fixed minimum rent under the co-tenancy provisions of their leases, partially offset by a full year of revenue collections in 1995 from tenants who occupied space at the Mall for only part of 1994.

As a result of the difficult economic climate facing retailers across the country, the parent companies of certain national tenants have had to give consideration to, and in certain situations implement, plans of reorganization, including filing for protection under the U.S. Bankruptcy Code. Certain of these tenants lease space at Harrisburg. To date, there has been no material adverse impact to the Trust's financial condition or operations as a result of these matters. Although no assurances can be given, Management does not anticipate that there will be a material adverse impact during the fourth quarter of 1995 or in 1996.

Cash flows used in investing activities during the nine months ended September 30, 1995 and 1994 amounted to $4,895,000 and $2,466,000, respectively. The
1995 results reflect expenditures of $3,260,000 related to the redevelopment of Harrisburg's outparcel building and a $375,000 build-out allowance for a new tenant at Harrisburg, in addition to other routine capital expenditures at both Properties. The 1994 results include the final payments to contractors arising from the renovation of Harrisburg (which was completed in late 1993) in the amount of $489,000.

During the nine month periods ended September 30,1995 and 1994, cash flows used in financing activities were limited to mortgage principal payments on the Trust's term loan.

In addition to the capital expenditure requirements described above, liquidity requirements for the remainder of 1995 will also include principal and interest payments of approximately $1,675,000 pursuant to the existing loan agreements prior to such debt maturities in December 1995.

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


RESULTS OF OPERATIONS

For the nine months ended September 30, 1995, the Trust reported a net loss of $5,820,000 ($0.63 per share) compared to a net loss of $2,169,000 ($0.23 per share) for the nine months ended September 30, 1994. For the third quarter of 1995, a net loss of $3,802,000 ($0.41 per share) was reported compared to a net loss of $620,000 ($0.06 per share) in the third quarter of 1994.

The Trust's revenues for the three and nine months ended September 30, 1995 were $3,990,000 and $12,069,000, respectively, representing decreases of $142,000 and $250,000 over the comparable 1994 periods. Such changes reflect a decline in Harrisburg's revenues partially offset by revenue growth at Castleton over the prior year periods as discussed in the Liquidity section above.

Operating expenses for the three and nine month periods ending September 30, 1995 were $1,257,000 and $4,119,000, respectively, representing decreases of $144,000 and $190,000 over the comparable 1994 periods. Such decreases are attributable to reductions in repairs and maintenance expense and bad debt expense at Harrisburg. Operating expenses at Castleton for both the quarter and nine month periods ended September 30, 1995 were comparable to amounts recognized in 1994.

Interest expense for the three and nine month periods ended September 30, 1995 increased by $138,000 and $392,000, respectively, due to an increase in the balance of the mortgage note resulting from the addition to principal of accrued but not currently payable interest and the amortization of non-cash expense arising from the issuance of warrants to the lender.

Other expenses - net consist of portfolio management fees, other costs related to the operations of the Trust, and interest income earned on cash balances. The increase in other expenses - net of $70,000 and $114,000 for the quarter and nine months ended September 30, 1995, respectively, is attributable to an increase in expenses related to the Trust's disposition efforts and the timing of other recurring expenses of the Trust.

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


              (b)    Reports on Form 8-K.

                     None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1995             EQK REALTY INVESTORS I


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