Form 10-K405
period 1995-12-31
EQK REALTY INVESTORS I
filed 1996-04-01
CIK 755926

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                                   ---------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
                         Commission File No. 1-8815
                                             ------

                             EQK REALTY INVESTORS I
                             ----------------------
             (Exact name of Registrant as specified in its Charter)

                Massachusetts                            23-2320360
       -------------------------------      ------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA               30342
- -----------------------------------------------------             ----------
     (Address of principal executive offices)                     (Zip Code)

      (Registrant's telephone number, including area code) (404) 303-6100
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
- -----------------------------          -----------------------------------------
Shares of Beneficial Interest                       New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X     No
                                                    ---       ---

     The aggregate market value of Shares of Beneficial Interest held by non-affiliates of the Registrant, based on the closing price of the Shares on March 22, 1996 on the New York Stock Exchange of $1.250 per Share, is $9,466,300. As of March 22, 1996, 9,264,344 Shares of Beneficial Interest were outstanding. Officers and Trustees of the Trust (and certain of their family members) and Equitable Realty Portfolio Management, Inc., Advisor to the Trust, are treated as affiliates for the purposes of this computation, with no admission being made that such people or entities are actually affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     The Trust's Proxy Statement relating to its 1996 Annual Meeting of Shareholders is incorporated in Part III, Items 10, 11, 12 and 13.

                               TABLE OF CONTENTS





PART I                                                                                         PAGE
Item 1.      Business                                                                            2
Item 2.      Properties                                                                          7
Item 3.      Legal Proceedings                                                                  14
Item 4.      Submission of Matters to a Vote of Security Holders                                14

PART II

Item 5.      Market for the Registrant's Common Equity and Related
               Stockholder Matters                                                              17
Item 6.      Selected Financial Data                                                            18
Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                              18
Item 8.      Financial Statements and Supplementary Data                                        25
Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                                           25

PART III

Item 10.     Directors and Executive Officers of the Registrant                                 26
Item 11.     Executive Compensation                                                             26
Item 12.     Security Ownership of Certain Beneficial Owners
               and Management                                                                   26
Item 13.     Certain Relationships and Related Transactions                                     26


PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                                              27

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

                 The Trust consummated the public offering of its Shares of Beneficial Interest (the "Shares") on March 12, 1985. The net proceeds to the Trust from such offering, net of underwriting discount, amounted to $170,856,000 before deducting offering expenses of $1,062,000. Certain of those proceeds aggregating $167,032,000 were expended to acquire certain properties on March 13, 1985 (which were comprised of Harrisburg East Mall as described below under "Narrative Description of Business," as well as two properties subsequently sold: Castleton Park or "Castleton", an office park in Indianapolis, Indiana, which was sold in December 1995, and Peachtree Dunwoody Pavilion, or "Peachtree", an office complex in Atlanta, Georgia, which was sold during the period 1992-1993).

                 The Trust initially intended to hold its real estate investments for a period not to exceed 12 years from the date of acquisition and, after the twelfth year, to dispose of any remaining investments in an orderly fashion within a period of two years in order to achieve a complete liquidation of the Trust by March 1999. Actual disposition of the remaining property may occur at any time prior to March 1999, depending on both the prevailing conditions in the relevant real estate market and the ability of the Trust to extend or refinance its debt maturing in December 1996 (see Note 2 to the financial statements). The precise timing of this disposition will be at the discretion of the Trustees.

                  Since December 15, 1992, the Trust has had in place a "Mortgage Note" with the Prudential Insurance Company of America, which had an initial balance of $75,689,000, and an original maturity date of December 15, 1995. The interest rates on the Mortgage Notes averaged 9.79% over the three year term. However, the note agreement required monthly payments of interest only at the rate of 8.54% per annum.

                 The additional interest charges were accrued and added to principal over this initial term of the loan. Absent any prepayments of debt arising from property dispositions, the amount of principal due on the original maturity date of December 15, 1995 would have been $78,928,000. Under the terms of the Mortgage Note agreement, the lender received warrants to purchase 367,868 shares of beneficial interest of the Trust for $.0001 per share, none of which have been exercised.

                 The Trust also had a "Term Loan" in place since December 15, 1992 bearing interest at 8.33% per annum and requiring payments at the same annual rate of 8.54% as is required under the Mortgage Note agreement. The payments made in excess of the interest rate were applied to the principal balance of the loan such that the original principal balance of $2,859,000 would have been reduced over its three year term to $2,839,000, absent any prepayments arising from property dispositions.

                 On December 8, 1995, the Trust completed the sale of Castleton Park ("Castleton"), its 44 building office park located in Indianapolis, Indiana. The Trust used net proceeds of $35,990,000 (reduced by customary prorations of $2,517,000) to retire $34,738,000 of the Mortgage Notes and $1,252,000 of the Term Loan.

                 The remaining principal balances outstanding under the Mortgage Note and the Term Loan at December 15, 1995, $44,125,000 and $1,587,000, respectively, were extended for one year under terms substantially comparable to those previously in effect. The Mortgage Note remains collateralized by a first mortgage lien on Harrisburg East Mall, an assignment of leases and rents, and certain cash balances. The Term Loan is collateralized by a subordinate lien on Harrisburg East Mall. The Mortgage Note agreement was amended to stipulate an interest accrual rate equal to the pay rate of 8.54% per annum, which reflects a decrease from the average accrual rate of 9.79% per annum during the initial three year term of the debt. The extended Mortgage Note agreement with Prudential Insurance Company of America requires monthly payments of $340,000, of which $314,000 represents interest accrued at 8.54%. The differential, which represents amortization of principal, will result in a balance at maturity of $43,794,000. The Term Loan agreement was amended to provide for an accrual rate that resets periodically and is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect for the period January 5, 1996 through April 7, 1996 is 8.25%. The differential between the accrual rate and the pay rate of 8.54% will be added or subtracted to the principal balance due at maturity.

                 Management continues to pursue the sale of Harrisburg as a means of paying its remaining outstanding debt obligations and making a liquidating distribution to its shareholders. As more fully described in Item 7 - Management's Discussion and Analysis, the current vacancy of one of the anchor department stores is complicating Management's efforts to complete this objective.

                 In connection with the December 15, 1992 debt financings, the Trust issued 1,675,000 previously repurchased shares of its stock to its Advisor. The Trust received proceeds of $6,700,000, or $4.00 per share, for the Shares. The Trust may, at its discretion, reissue the remaining 791,211 Shares previously repurchased. Any issuance of Shares in excess of the Shares previously repurchased would require shareholder approval.

                 Apart from its initial investments in the Properties, and subject to certain restrictions, the Trust is permitted to make additional real estate investments involving the expansion of existing properties. Given the fact that the Trust is liquidating, the Trust has no intentions of acquiring additional real estate interests, but will make certain capital expenditures required to enhance or maintain the value of Harrisburg, including tenant allowances associated with leasing activity.

                 The Trust may make secured or unsecured borrowings to make distributions to its shareholders and for normal working capital needs, including tenant alterations and/or allowances and the repair and maintenance of properties in which it has invested. The Declaration of Trust prohibits the Trust's aggregate borrowings from exceeding 75% of its total asset value, as defined.

                 The Trust will not engage in any business not related to its real estate investments and, in that connection, the Declaration of Trust imposes certain prohibitions and investment restrictions on various investment practices or activities of the Trust.

Narrative Description of Business


                 As discussed above, the Trust has completed the disposition of two of its three real estate investments. The office buildings comprising Peachtree were sold in three separate transactions during the period 1992 to 1993. Two of the office buildings at Castleton were sold in 1991. The remaining office buildings at Castleton were sold on December 8, 1995. The Trust's remaining real estate investment is its regional mall located in Harrisburg, Pennsylvania. The Trust intends to sell Harrisburg as conditions in the relevant real estate market permit, subject to its ability to extend or refinance its mortgage debt that matures in December 1996, but in any case before March 1999. The Trust anticipates making certain capital expenditures in order to maintain or enhance the value of the property. For 1996, the Trust has budgeted $900,000 for capital expenditures, which includes budgeted tenant allowances of $550,000 and roof and parking lot repairs of $290,000. Certain of these expenditures are discretionary in nature and therefore may be deferred into future periods.

Harrisburg East Mall

                 Location and Area Overview. The Mall is located in Dauphin County, Pennsylvania, near the intersection of Paxton Street (U.S. Route 322) and Interstate 83. The property is adjacent to Pennsylvania Route 441, approximately five miles from the Pennsylvania Turnpike and three miles from the central business district of Harrisburg. Access to the site from Interstate 83, the major north-south traffic corridor serving Harrisburg, is provided by the Paxton Street interchange. Access from the Pennsylvania Turnpike, the major east-west traffic corridor serving Harrisburg, is provided by the Interstate 283 interchange.

                 Tenants. At December 31, 1995, Harrisburg had 85 mall and outparcel tenants (excluding anchor store tenants) occupying approximately 303,000 square feet of gross leasable area, representing an occupancy rate of 89%. Other than the anchor store spaces, which are occupied by JC Penney and Hecht's, as well as the department store space formerly occupied by John Wanamaker (which closed on October 9, 1995), only Toys 'R' Us, which occupies approximately 45,950 square feet of space as the sole tenant in Harrisburg's outparcel building, occupies more than five percent of the gross leasable area of the Mall.

                 Anchor Department Stores. There were two major developments concerning anchor department stores at Harrisburg during the past 1 1/2 years.

Replacement of Hess's with Hecht's

                 On October 19, 1995, May Department Stores Company ("May Company") opened a Hecht's in the department store space previously occupied by Hess's. Hess's had previously announced in August 1994 its decision to sell certain of its stores, including its location at Harrisburg, to May Company.
In November 1994, the Hess's location at Harrisburg closed, its anchor tenant lease was assigned to May Company, and remodeling and expansion of the former Hess's space commenced for the purpose of accommodating the opening of a Hecht's. Such remodeling and expansion costs were borne by May Company.

                 The expansion of the Hecht's space resulted in the relocation in April 1995 of Toys 'R' Us (which was situated in the basement area adjacent to Hess's) to Harrisburg's outparcel building. Prior to the Toys 'R' Us relocation, the Trust redeveloped the outparcel building to suit this tenant's specifications at a cost of $3,440,000.

Closing of John Wanamaker

                 On August 8, 1995, the U.S. Bankruptcy Court approved the sale of certain Woodward & Lothrop department stores to May Company, including the John Wanamaker location at Harrisburg. Given its existing presence at Harrisburg with its newly opened Hecht's, May has indicated that it will pursue an assignment of the John Wanamaker leasehold interest to another department store retailer.

                 On October 9, 1995, the John Wanamaker store ceased operations, although May Company continues to make rental payments in accordance with its lease agreement. As a result of this store closure, the Trust believes that May Company is in violation of a continuous operating covenant stipulated in the related lease agreement. As discussed further under
Item 3 - Legal Proceedings, Management filed complaints of ejectment
(eviction) and money damages on March 22, 1996 in the local jurisdiction to gain control of the premises on the basis that the lease and May Company's right of possession have been terminated. Until a replacement department store opens in the John Wanamaker location, certain tenants will be permitted, pursuant to co-tenancy provisions provided for under the terms of their leases, to pay percentage rent in lieu of fixed minimum rentals. This matter is discussed further under Item 7 - Management's Discussion and Analysis.

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


                                                                    Gross Leasable      Anchor
Shopping Center                      Type of Center                 Area (Sq. Ft.)      Stores
- ---------------                      --------------                 --------------      ------
Strawberry Square                    Enclosed multi-                     230,000        None
                                     level urban mall

Colonial Park Plaza                  Enclosed one-                       762,000        Sears
                                     level regional mall                                The Bon Ton
                                                                                        Boscov's

Camp Hill Shopping                   Enclosed one-                       505,000        Boscov's
 Center                              level mall                                         Montgomery Ward


Capital City Mall                    Enclosed one-                       722,000        Sears
                                     level regional mall                                Hecht's
                                                                                        JCPenney

Park City Mall                       Enclosed two-                     1,400,000        The Bon Ton, Sears
                                     level regional mall                                JCPenney
                                                                                        Boscov's, Clover

York Galleria                        Enclosed two-                       770,000        The Bon Ton,Sears
                                     level mall                                         JCPenney, Boscov's


                 Competition Analysis. The boundaries of the trade area for Harrisburg East Mall are influenced by the existence of natural boundaries, competing developments, and demographic characteristics. The Susquehanna River splits the Harrisburg market in two, creating the East and West shores. Harrisburg East Mall is located in Dauphin County in the East shore area. The Mall's primary trade area consists of all of Dauphin County, while the secondary trade area includes sections of Lebanon and Lancaster counties on the East shore and sections of Perry and Cumberland counties on the West shore.

Primary competition for Harrisburg East Mall consists of three regional centers located in the Harriburg trade area: Colonial Park Plaza, Capital City Mall, and Camp Hill Mall.

Colonial Park Plaza, which opened in 1960, is located approximately five miles north of Harrisburg East Mall in the primary trade area, and contains 762,000 square feet of gross leasable area. It is anchored by The Bon-Ton, Sears, and Boscov's, contains 90 in-line specialty retailers and has an occupancy percentage of 96%. In 1990, this one-level center was renovated and expanded to include a food court and additional specialty shops. Colonial Center continues to be Harrisburg East's primary competitor due to the strength of Boscov's and its tenant mix, which is very similar to that found at Harrisburg.

Capital City Mall, a one-level center which opened in 1974, is located eight miles west of Harrisburg East Mall in the secondary trade area. The center contains approximately 722,000 square feet of gross leasable area and is anchored by Hecht's, JC Penney, and Sears. It is currently 97.8% occupied, with a strong concentration of boutique style retailers, and with the addition of Hecht's and JC Penney in 1995, offers the same anchor appeal as Harrisburg East Mall.

Camp Hill Mall, a former community center originally constructed in 1959, was completely enclosed and renovated in 1987. Camp Hill is located approximately eight miles west of Harrisburg East Mall in the secondary trade area, and contains approximately 505,700 square feet. The center is anchored by Boscov's and Montgomery Ward, and also contains a 42,000 square foot Pathmark Superstore. The tenant mix is mostly comprised of local retailers and occupancy is currently at 90.0%.


ITEM 2.  PROPERTIES.


Harrisburg East Mall

                 General. Harrisburg is a two-level enclosed regional shopping mall located approximately three miles from the central business district of Harrisburg, Pennsylvania, the state capitol. The Mall contains approximately 875,000 gross leasable square feet and is currently anchored by two major department stores: JCPenney and Hecht's. As discussed below, a third department store space, formerly occupied by John Wanamaker, has been vacant since John Wanamaker's closure on October 9, 1995. The Mall is located on a site of approximately 64 acres with paved surface parking for approximately 4,763 automobiles (5.5 spaces per 1,000 gross leasable square feet).

                 Anchor Department Stores. There were two major developments concerning anchor department stores at Harrisburg during the past 1 1/2 years.

Replacement of Hess's with Hecht's

                 On October 19, 1995, May Department Stores Company ("May Company") opened a Hecht's in the department store space previously occupied by Hess's. Hess's had previously announced in August 1994 its decision to sell certain of its stores, including its location at Harrisburg, to May Company.
In November 1994, the Hess's location at Harrisburg closed, its anchor tenant lease was assigned to May Company, and remodeling and expansion of the former Hess's space commenced for the purpose of accommodating the opening of a Hecht's. Such remodeling and expansion costs were borne by May Company.

                 The expansion of the Hecht's space resulted in the relocation in April 1995 of Toys 'R' Us (which was situated in the basement area adjacent to Hess's) to Harrisburg's outparcel building. Prior to the Toys 'R' Us relocation, the Trust redeveloped the outparcel building to suit this tenant's specifications at a cost of $3,440,000.

Closing of John Wanamaker

                 May Department Stores Company ("May Company") acquired from Woodward & Lothrop pursuant to an August 1995 bankruptcy court auction the leasehold interest in the John Wanamaker department store at Harrisburg. Given the October 19, 1995 opening of its Hecht's department store at Harrisburg, May Company indicated that it would pursue an assignment of the John Wanamaker leasehold interest to another department store retailer.

                 On October 9, 1995, the John Wanamaker store ceased operations, although May Company continues to make rental payments in accordance with its lease agreement. As a result of this store closure, the Trust believes that May Company is in violation of a continuous operating covenant stipulated in the related lease agreement. As discussed further under
Item 3 - Legal Proceedings, Management filed complaints of ejectment (eviction) and money damages on March 22, 1996 in the local jurisdiction to gain control of the premises on the basis that the lease and May Company's right of possession have been terminated. Until a replacement department store opens in the John Wanamaker location, certain tenants will be permitted, pursuant to co-tenancy provisions provided for under the terms of their leases, to pay percentage rent in lieu of fixed minimum rentals. This matter is discussed further under Item 7 - Management's Discussion and Analysis.

Capital Requirements

                 While Harrisburg is held for sale, the Trust will make certain capital expenditures to maintain or enhance the value of the property, including tenant allowances associated with leasing activity. The Trust anticipates making 1996 capital expenditures of $900,000, which includes budgeted tenant allowances of $550,000 and roof and parking lot repairs of $290,000. Certain of these expenditures are discretionary in nature and therefore may be deferred into future periods.

                 One of the conditions of the Mortgage Note was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the lender. The balance of this account at December 31, 1995 was $2,083,000. Management believes the current cash balance in this account will be sufficient to fund Harrisburg's capital expenditures requirements.

                 The total building area of the Mall is allocated as shown in the table below.

                                                                   Gross           % of
                                             Number of            Leasable        Total
                                            Store Spaces            Area         Building        Occupancy %
                                              2/28/96             (Sq.Ft.)        Area            at 2/28/96
                                            ------------          --------       --------        -----------
  Gross leasable area
    Anchor Stores                                 3                534,013         52.3 %           63.9 %(1)
    Mall Stores                                 104                289,673         28.4             85.7
    Free-standing building                        3                 51,381          5.0             95.7
                                               ----              ---------        -----            -----

Total gross leasable area                       110                875,067         85.7             72.9 %
                                               ----              ---------        -----            =====

Common area                                                        146,371         14.3
                                                                 ---------        -----

Total building area                                              1,021,438        100.0 %
                                                                 =========        =====

- ----------------------

(1) Reflects the existing vacancy of the former John Wanamaker department store space.

                 Occupancy Data and Average Effective Annual Rent. Information regarding occupancy rates and average effective annual rent for the property, including anchor and outparcel tenants, is set forth below:

                                   1995            1994              1993             1992            1991
                                  ------          ------            ------           ------          ------
Occupancy Rate                        73.6%(a)        94.3%             96.9%            97.5%           98.9%
                                ==========      ==========        ==========       ==========      ==========

Total Annual Minimum Rent
(b)                             $5,110,162      $5,973,828        $5,943,748       $5,591,915      $4,941,813

Total Percentage
Rent                               269,558         294,591           154,039          262,870         450,051
                                ----------      ----------        ----------       ----------      ----------

Total Annual Effective Rent     $5,379,720      $6,268,419        $6,097,787       $5,854,785      $5,391,864
                                ==========      ==========        ==========       ==========      ==========

Average Annual Rent Per
Square Foot: (c)

Mall Anchor Tenants             $     1.32(d)   $     1.67        $     1.71       $     1.71      $     1.71

Outparcel Stores                $     6.91      $     5.69        $     6.30       $     6.27      $     7.67

Mall Tenants                    $    16.46      $    16.55        $    15.48       $    14.76      $    13.58

All Tenants                     $     6.44(d)   $     7.49        $     7.16       $     6.88      $     6.41


- -------------------------------------
(a) Occupancy rate reflects vacancy of the John Wanamaker anchor space, although May Company is paying monthly rent under the terms of the lease. Excluding the effect of the John Wanamaker space vacancy, the occupancy rate at February 29, 1996 on a pro forma basis is 95.0%.

(b) Total minimum annual rent and percentage rent represents actual tenant rental income for each calendar year, and does not include adjustments for stipulated rent increases in accordance with Generally Accepted Accounting Principles.

(c) Anchor and outparcel rent per square foot data is based on actual leased square footage during each calendar year presented. Mall tenant rent per square foot data is based on leased square footage at December 31 of each year presented.

(d) The decrease in mall anchor tenant rent per square foot in 1995 and its effect on the rent per square foot for all tenants, is due to the replacement of the Hess department store with Hecht's in November 1994, and Hecht's expansion into an adjacent basement space. Hecht's now occupies 187,280 square feet at $1.07 per square foot, whereas Hess formerly occupied 139,656 square feet at $2.18 per square foot.

               Lease Expirations. The lease expiration schedule for mall and outparcel stores as of December 31, 1995 is shown below:

                                                                                   % of
                                                              1995                 1995
                                           Gross            Minimum               Minimum
                   # of leases            Leased             Annual               Annual
                   expiring(1)        Area (Sq./Ft.)          Rent                 Rent
                   -----------        --------------         ------               ------
month to
month                  2                   6,492              67,737               1.5%

1996                   9                  16,938             335,911               6.6%

1997                   5                   8,263             157,884               3.4%

1998                  14                  12,838             331,116               6.3%

1999                   6                  15,696             249,344               5.3%

2000                  10                  39,187             652,529              14.0%

2001                   8                  20,464             444,693               9.6%

2002                   6                  21,630             326,362               7.0%

2003                  10                  24,672             236,412               5.1%

2004                   4                   8,602             191,944               4.1%

2005 and
thereafter            11                 127,750             773,822              16.6%
                    ----                 -------           ---------             -----


TOTAL                 85                 302,532           3,767,754              79.5%
                    ====                 =======           =========             =====

- -----------------
(1) Assumes no renewal options will be exercised in order to present the earliest point of termination of the leases.

               Anchor Tenants. The following chart presents tenants that occupy more than 10% of the property's rentable square footage, along with certain provisions contained in their leases:

                          Leased Area               Rent               Lease
Tenant                     (Sq. Ft.)             per Annum        Expiration Date          Renewal Options
- ------                    -----------            ---------        ---------------          ---------------
Hecht's                     187,280               $200,000            1/31/2007            3-10 Year Options

JCPenney                    153,770               $300,000            3/31/2001             6-5 Year Options

May Stores/
Wanamaker(1)                192,963               $226,000            10/8/1999             1-20 Year Option
                                                                                           4-10 Year Options

- ---------------------------
(1) On August 8, 1995, May Department Stores assumed the lease of John
    Wanamaker.


               Debt.   As discussed under Item 1-Business, the Trust completed
an extension of its existing mortgage debt effective December 1995. The outstanding balance on these debt instruments at December 31, 1995 aggregated $45,712,000. These debt instruments mature on December 15, 1996. The following table sets forth certain information regarding the outstanding debt. Both the Prudential Insurance Company of America Mortgage Loan and the PNC Bank Term Loan are due in full on December 15, 1996 and if prepaid must be prepaid in full.


                                 Principal                                        Principal
                                  Balance                                         Balance
                                   as of         Annual Debt                         at
                 Annual             1995           Service          Maturity      Maturity
Lender            Rate            (000's)          (000's)            Date        (000's)
- ------           ------          ---------        ---------          ------       --------
Prudential       8.54%(1)         $44,125           $4,092          12/15/96       $43,794
PNC              8.54%(2)           1,587              132          12/15/96         1,587(2)

- ---------------------------
(1) The extended Mortgage Note agreement with Prudential Insurance Company of America requires monthly payments of $340,000, of which $314,000 represents interest accrued at 8.54%. The differential, which represents amortization of principal, will result in a balance at maturity of $43,794,000.

(2)The extended Term Loan agreement with PNC Bank provides for the accrual interest rate to be re-set periodically, and is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect at January 5, 1996 through April 7, 1996 is 8.25%. The differential between the accrual rate and the pay rate of 8.54% will be added or subtracted to the principal balance due at maturity.

               Depreciation. As of December 31, 1995, for Federal income tax purposes, the Trust depreciates its assets under the Accelerated Cost Recovery System (ACRS) and the Modified Accelerated Cost Recovery System (MACRS) as follows:

       Buildings:
       Gross Federal Income Tax Basis                    $49,923,000
       Accumulated Depreciation                          $12,722,000
       Depreciation Method                               Straight Line
       Depreciable Life                                  40 Years

       Land Improvements:

       Gross Federal Income Tax Basis                    $ 2,195,000
       Accumulated Depreciation                          $   130,000
       Depreciation Method                               Straight Line
       Depreciable Life                                  40 Years

       Personal Property:

       Gross Federal Income Tax Basis                    $   185,000
       Accumulated Depreciation                          $    87,000
       Depreciation Method                               Straight Line*
       Depreciable Life                                  10 Years*

       *Except for automobiles which are depreciated over a range of 3 to 7 years using the double declining balance method.

               Real Estate Taxes. Real estate taxes are levied for county and township, and school tax purposes. County and township taxes are payable March 1 and school taxes are payable on September 1. Harrisburg paid $911,000 in real estate taxes in 1995. The 1995 millage rate was 26.886. Due to the renovation of the outparcel building in 1995, the Trust estimates an increase in real estate taxes for 1996 of $196,000. However, this increase will be recoverable from the tenants through real estate tax recovery billings at a ratio of 92.5%.

               Physical Improvements. Since acquiring the Mall in 1985, the Trust has undertaken several physical improvement programs. In 1987, the Trust converted approximately 51,400 square feet of space in the basement of the former Hess's department store space into mall tenant space, at which time it was leased to Toys ' R' Us. During 1988, a new food court with approximately 13,000 square feet of gross leasable area was added. In 1991, the Trust completed the conversion of 47,960 square feet of space previously occupied by JCPenney into approximately 31,500 square feet of new leasable area leased at substantially higher rates.

               In conjunction with the JCPenney conversion, the remaining area of the JCPenney store was remodeled. In addition, the terms of the amended JCPenney lease required the Trust to renovate the common areas and the exterior facade of the Mall. This renovation was completed in 1993 for a cost of approximately $4,000,000. The project included a complete refurbishment of the property's interior common area, with new floors, finishes, and lighting throughout.

               As discussed in Item 2-Properties, upon the expansion of Hecht's into the basement space (approximately 51,400 square feet) previously occupied by Toys' R' Us, the Trust renovated Harrisburg's outparcel building (approximately 51,000 square feet) to accommodate the relocation of Toys 'R' Us for a cost of approximately $3,440,000. In addition to the expansion of the anchor tenant space, Hecht's performed an interior renovation of its new department store space.

ITEM 3.        LEGAL PROCEEDINGS.

               In August 1995, May Department Stores Company ("May Company") acquired the leasehold interest in the John Wanamaker department store at Harrisburg from Woodward & Lothrop. Given that May Company already had an anchor tenant position at Harrisburg, in its Hecht's department store, May Company indicated that it would pursue an assignment of the John Wanamaker leasehold interest to another department store retailer.

               On October 9, 1995, the John Wanamaker store ceased operations. This anchor store location is subject to a continuous operating covenant set forth in the applicable lease agreement, but no assignment has occurred to date and the store remains dark, although May Company continues to make rental payments in accordance with its lease agreement. On October 11, 1995, Management notified May Company of its violation of the lease and of its intentions to exercise its remedies provided for under such lease, including the right to terminate the lease and regain possession of the premises, if a Trust-approved retailer did not open within the specified cure period. Management granted three extensions to the cure period (without waiving the Trust's default remedies provided for in the lease agreement) to allow May Company additional time to identify a replacement retailer. However, upon concluding that May Company's actions and plans with respect to identifying a replacement retailer lacked the specificity and timeliness that Management believed was necessary to protect the interests of the Trust, Management filed complaints of ejectment (eviction) and money damages on March 22, 1996 in the local jurisdiction to gain control of the premises on the basis that the lease and May Company's right of possession have been terminated. May Company had previously submitted the dispute to arbitration, but the Trust is contesting the availability of that remedy. Although Management believes it has a meritorious case, the pending status of this matter prevents Management from being able to determine its ultimate outcome.


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

               Phillip E. Stephens, age 48, has been Chairman and Chief Executive Officer of Compass Retail, Inc., a subsidiary of Equitable Real Estate, since February 1996, and was President and Chief Executive Officer from January 1992 to January 1996. Mr. Stephens was Executive Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He has also served as President of ERPM since December 1989. Prior to that date and since October 1987, he was President of EQK Partners, the predecessor in interest to ERPM. Prior to that date and since its inception in September 1983, he was Senior Vice President of EQK Partners. Mr. Stephens is also a managing trustee of Arbor Property Trust, successor in interest to EQK Green Acres, L.P.

               Gregory R. Greenfield, age 39, has been President and Chief Operating Officer of Compass Retail, Inc. since February 1996, and was Executive Vice President and Chief Operating Officer from January 1992 to January 1996. Mr. Greenfield was Senior Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He has also served as Vice President and Treasurer of ERPM since December 1989. Prior to that date and since November 1988, he was Senior Vice President, General Counsel and Secretary of EQK Partners. Mr. Greenfield joined EQK Partners in June 1984. From 1981 to 1984, he was associated with the law firm of Wolf, Block, Schorr and Solis-Cohen.

               William G. Brown, Jr., age 40, has been Executive Vice President and Chief Financial Officer of Compass Retail, Inc. since February 1996, and was Senior Vice President and Chief Financial Officer from January 1992 through January 1996. Mr. Brown was Vice President of the Compass Retail division of Equitable Real Estate from March 1990 to December 1991. He has also served as a Vice President of ERPM since March 1990. Prior to that date and since November 1988, he was Vice President and Chief Financial Officer of Envirosafe Services, Inc., a hazardous waste management company. Mr. Brown joined Envirosafe in July 1987. From 1981 to 1987, he held financial management positions with IU International Corporation, and from 1978 to 1981, he was associated with the accounting firm of Coopers & Lybrand.

               Scott M. Boggio, age 36, has been Senior Vice President of Compass Retail, Inc. since February 1996, and was Vice President from February 1992 through January

1996. Mr. Boggio was Director of Construction and Development of the Compass Retail division of Equitable Real Estate from January 1990 to January 1992. He has also served as Assistant Vice President of ERPM since December 1989. Prior to that date and since February 1989, he was Vice President of Construction and Planning of EQK Partners. From 1986 until 1988, he was employed by VMS Realty Management, Inc. as its Northeast Regional Manager. From 1985 to 1986, he was employed by the Linpro Company in acquisitions and site selection.

               Gary L. Werkheiser, age 36, has been Vice President of Asset Management and Acquisitions of Compass Retail, Inc. since February 1992 and was Director of Asset Management of Equitable Real Estate from May 1990 to January 1992. Prior to that date and since August of 1986, he was a real estate analyst for EQK Partners.

               Linda K. Schear, age 43, has been Senior Vice President and General Counsel to Compass Retail, Inc. since February 1995, and was Vice President and General Counsel from February 1992 to January 1995. Ms. Shear was General Counsel to the Compass Retail division of Equitable Real Estate from April 1990 to February 1992. She has also served as Counsel to ERPM and Vice President of Equitable since April 1990. Prior to that date, she was first an associate and then a partner with the Atlanta law firm of Merritt & Tenney, specializing in commercial real estate.

                                    PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

               The Trust's shares of beneficial interest are traded on the New York Stock Exchange (symbol EKR). The Trust is listed in the stock tables as "EQK Rt." As of February 29, 1996, the record number of shareholders of the Trust was 300. Although the Trust does not know the exact number of beneficial holders of its shares, it believes the number exceeds 2,000.

               The following table presents the high and low prices of the Trust's shares based on the New York Stock Exchange daily composite transactions.

                                                               HIGH                      LOW
                                                               ----                      ---
Year ended December 31, 1995:

         First Quarter                                      $  2.250                 $  1.625
         Second Quarter                                        2.250                    1.500
         Third Quarter                                         2.125                    1.375
         Fourth Quarter                                        2.000                    1.375

Year ended December 31, 1994:

         First Quarter                                      $  2.750                 $  2.500
         Second Quarter                                        2.500                    2.250
         Third Quarter                                         2.500                    2.000
         Fourth Quarter                                        2.500                    1.750


There were no distributions to shareholders during 1994 and 1995. It is the Trust's current policy to reinvest all of its excess cash flow into its remaining property to fund capital expenditures and leasing costs. The Trust does not anticipate a change in this policy.

ITEM 6.  SELECTED FINANCIAL DATA.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                    1995         1994         1993         1992         1991
                                                    ----         ----         ----         ----         ----
Revenues from rental operations                $   15,761   $   16,512   $   18,458   $   20,900   $   21,276
Write down of investments in
     real estate (a)                               (3,200)          --           --       (4,001)      (8,448)
Loss before gain on sales of
   real estate and extraordinary loss              (6,575)      (3,459)      (2,351)      (9,993)     (15,224)
Gain on sales of real estate (b)                      229           --          282        1,143          248
Loss before extraordinary loss                     (6,346)      (3,459)      (2,069)      (8,850)     (14,976)
Extraordinary loss from early
   retirement of debt                                  --           --       (1,711)          --           --
Net loss                                           (6,346)      (3,459)      (3,780)      (8,850)     (14,976)
Total assets                                       48,209       90,258       93,163      103,690      124,051
Long-term obligations:
   Mortgage notes payable, net of
     imputed interest and discount                 45,712       80,032       78,727       86,713        9,022
   Zero coupon mortgage notes,
     net of unamortized discount                       --           --           --           --       84,910
Per share data (c):
   Loss per share:
     Loss before gain on sales of
        real estate and extraordinary
        loss                                   $    (0.71)  $    (0.37)  $    (0.25)  $    (1.31)  $    (2.00)
     Loss before extraordinary loss                 (0.68)       (0.37)       (0.22)       (1.16)       (1.97)
     Net loss                                       (0.68)       (0.37)       (0.41)       (1.16)       (1.97)
   Dividends declared                                  --           --           --           --           --

- ------------------

(a) The Trust classifies all of its properties as being held for sale. Therefore, to the extent that the net cost investment in any property exceeds its current market value, an allowance is recorded to adjust the net investment to net realizable value. In 1995, the Trust recorded a $3,200,000 write-down to adjust its investment in Castleton to net realizable value. In 1992, the Trust recorded a write-down of $4,001,000 to adjust its investment in Castleton to net realizable value. In 1991, the Trust recorded a $8,448,000 adjustment to reflect its investment in Castleton and Peachtree Dunwoody Pavilion to net realizable value.

(b) In 1995, the Trust sold Castleton Park and recognized a gain on the sale of $229,000. In 1993, the Trust sold its remaining two buildings at Peachtree Dunwoody Pavilion and recognized a gain on the sale of $282,000. In 1992, the Trust sold five buildings at Peachtree Dunwoody Pavilion and recognized a gain on the sale of $1,143,000. In 1991, the Trust sold two buildings at Castleton Park and recognized a gain on the sale of $248,000.

(c) Calculation is based on 9,264,344 weighted average shares outstanding during 1995, 1994 and 1993; 7,653,415 weighted average shares outstanding during 1992; and 7,589,344 weighted average shares outstanding during 1991.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 This discussion should be read in conjunction with the financial statements and notes that appear immediately following the Signatures page.

FINANCIAL CONDITION

CAPITAL RESOURCES

Background

                 The Trust was formed pursuant to a Declaration of Trust dated October 8, 1984 to acquire certain income-producing real estate investments.
On March 13, 1985, the Trust acquired Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping mall located in Harrisburg, Pennsylvania; Castleton Park ("Castleton"), an office park located in Indianapolis, Indiana; and Peachtree Dunwoody Pavilion ("Peachtree"), an office park located in Atlanta, Georgia. The Trust initially intended to hold its real estate investments for a period not to exceed 12 years from the date of acquisition and, after the twelfth year, to dispose of any remaining investments in an orderly fashion to achieve a complete liquidation of the Trust by March 1999.

                 As of December 31, 1995, the Trust has completed the disposition of two of its three real estate investments. The office buildings comprising Peachtree were sold in three separate transactions during the period
1992 to 1993. Two of the office buildings at Castleton were sold in 1991.   The
remaining 44 office buildings at Castleton were sold on December 8, 1995 (see discussion below). The Trust intends to dispose of its remaining real estate investment, Harrisburg, prior to March 1999, depending upon the prevailing conditions in the relevant real estate market and subject to the ability of the Trust to extend or refinance its mortgage debt that matures on December 15, 1996 (see discussion below).

Sale of Castleton and Partial Repayment of Debt

                 On December 8, 1995, the Trust completed the sale of its remaining 44 buildings at Castleton for $38,507,000, net of closing costs and other transaction expenses. After deductions for customary prorations, the net proceeds of $35,990,000 were used to partially retire $34,738,000 of its Mortgage Notes and $1,252,000 of its Term Loans (see Note 2 to the financial statements).

                 One of the conditions of the sale was the establishment of a $277,000 escrow account related to certain tenant performance and office space buildout issues. The Trust believes that it will meet the conditions for the release of such funds, and in accordance with the escrow agreement, anticipates that it will receive such funds in the fourth quarter of 1996.

                 As discussed in Note 3 to the financial statements, the carrying values of the Trust's investments in real estate, which are stated at the lower of cost or market, have been determined in conjunction with independent appraisals, but ultimately may differ from such indications of market value as determined through negotiations with prospective buyers. In contemplation of completing the sale of Castleton, Management wrote down its investment in Castleton by $3,200,000 during the third quarter of 1995 to its then current estimate of net realizable value. The $229,000 gain on sale of Castleton recognized during the fourth quarter of 1995 took into consideration such write-down as well as earlier write-downs aggregating $19,565,000 reflected during the period 1990 to 1994.

Mortgage Debt Extensions

                 Following the completion of the sale of Castleton and the partial repayment of its mortgage debt, the Trust extended the maturity dates on its Mortgage Note (remaining balance, $44,125,000) and its Term Loan (remaining balance, $1,587,000) for a period of one year. The terms of such debt facilities pursuant to the extensions are substantially unchanged from the terms in effect since the original issuance date, December 15, 1992, except as described below. The Mortgage Note remains collateralized by a first mortgage lien on Harrisburg, an assignment of leases and rents, and certain cash balances. The Term Loan is collateralized by a subordinate lien on Harrisburg. The Mortgage Note now accrues interest at the pay rate of 8.54%, which reflects a decrease from the average accrual rate of 9.79% per annum in effect during the initial three year term of the debt. The extended Mortgage Note agreement requires monthly payments of $340,000, of which $314,000 represents interest accrued at 8.54%. The differential, which represents amortization of principal, will result in a balance at maturity of $43,794,000. The Term Loan still reflects the same pay rate of 8.54% that is applicable to the Mortgage Note, but now bears interest at an accrual rate that re-sets periodically and is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect for the period January 5, 1996 through April 7, 1996 is 8.25%. Prior to its refinancing, the Term Loan bore interest at 8.33%. The differential between the accrual rate and the pay rate of 8.54% will be added or subtracted to the principal balance due at maturity. In connection with the Term Loan extension, the lender consented to the release of a $300,000 escrow deposit that had been required as a condition of the debt origination in December 1992.

                 In the event that the Trust does not sell Harrisburg during 1996 (see discussion below), Management continues to explore its external financing alternatives, including the refinancing of its debt with the existing lenders, in anticipation of the maturity of Mortgage Note and the Term Loan on December 15, 1996. Based on its current assessment of the credit markets, Management believes that it can refinance its existing debt, and that such new facility will be in place on or before the maturity date of the existing debt. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to liquidating Harrisburg will be accelerated to satisfy its debt obligations.

Harrisburg East Mall

                 As previously discussed, the Trust is currently holding Harrisburg for sale, and intends to complete the disposition of this remaining investment prior to March 1999, depending upon the prevailing conditions in the relevant real estate market and subject to its ability to extend or refinance its maturing mortgage debt.

                 Although it would be desirable to sell Harrisburg during 1996 and thus avoid the costs associated with extending or refinancing its mortgage debt maturing in December 1996, Management is concerned that completing such a sale prior to the identification of a replacement retailer to operate in the former John Wanamaker department store location could result in sales proceeds less than that which Management estimates could be obtained if the property was valued on a more stabilized basis. As discussed in Note 9 to the financial statements, May Department Stores Company ("May Company") acquired from Woodward & Lothrop the leasehold interest in the John Wanamaker department store at Harrisburg in an August 1995 bankruptcy court auction. Since it already operates a Hecht's department store at Harrisburg, May Company indicated that it would pursue an assignment of the John Wanamaker leasehold interest to another department store retailer.

                 On October 9, 1995, the John Wanamaker store ceased operations. This anchor store location is subject to a continuous operating covenant set forth in the applicable lease agreement, but no assignment has occurred to date and the store remains dark, although May Company continues to make rental payments in accordance with its lease agreement. On October 11, 1995, Management notified May Company of its violation of the lease, and of its intentions to exercise its remedies provided for under such lease, including the right to terminate the lease and regain possession of the premises, if a Trust-approved retailer did not open within the specified cure period. Management granted three extensions to the cure period (without waiving the Trust's default remedies provided for in the lease agreement) to allow May Company additional time to identify a replacement retailer. However, upon concluding that May Company's actions and plans with respect to identifying a replacement retailer lacked the specificity and timeliness that Management believed was necessary to protect the interests of the Trust, Management filed complaints of ejectment (eviction) and money damages on March 22, 1996 in the local jurisdiction to gain control of the premises on the basis that the lease and May Company's right of possession have been terminated. May Company had previously submitted the dispute to arbitration,
but the Trust is contesting the availability of that remedy.   Although
Management believes it has a meritorious case, the pending status of this matter prevents Management from being able to determine the ultimate outcome.

                 Despite Management's belief that the filing of this complaint will accelerate the resolution of this matter, Management believes it is likely that the former John Wanamaker department store space will remain vacant for a substantial portion, if not all, of 1996. Until a replacement department store opens in the John Wanamaker location, certain tenants will be permitted, pursuant to co-tenancy provisions provided for in their leases, to pay percentage rent in lieu of fixed minimum rentals. Based on the current sales volumes of these tenants, the reduction in rental revenues from amounts that otherwise would have been earned is estimated to be approximately $115,000 per quarter for such time in the future as the Wanamaker store location remains vacant. In addition to having a deleterious effect on Management's efforts to sell Harrisburg and on the property's ability to collect the full amount of rents provided under certain existing tenants' leases, the department store vacancy will likely to continue to have a negative impact on the property manager's ability to attract new tenants under lease terms that otherwise could be achieved if the property had three department stores open and operating.

                 While Harrisburg is held for sale, the Trust will make certain capital expenditures to maintain or enhance the value of the property, including tenant allowances associated with leasing activity. The Trust anticipates making 1996 capital expenditures of $900,000, which includes budgeted tenant allowances of $550,000 and roof and parking lot repairs of $290,000. Certain of these expenditures are discretionary in nature and therefore may be deferred into future periods.

                 One of the conditions of the Mortgage Note was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the lender. The cash balance of the Trust's capital reserve account at December 31, 1995 was $2,083,000. Management believes the current cash balance in this account will be sufficient to fund Harrisburg's routine capital expenditure requirements.

LIQUIDITY

                 The comparability of the Statements of Cash Flows during 1993 to 1995 is affected by the property dispositions and debt repayments that occurred during this time period.

                 During 1995, the Trust generated cash flows from operating activity of $1,123,000, a decline of $1,061,000 from the prior year's operating cash flows of $2,184,000. The decline was primarily attributable to the accelerated payment of $1,425,000 of Castleton's real estate taxes in connection with sale of the property in December, and a $619,000 decrease in rental revenues for Harrisburg as described below. This decline in operating cash flow was partially offset by a $400,000 real estate tax refund and a reduction in operating expenses for Castleton and Harrisburg which are also described below.

                 The Trust's 1994 cash flow provided by operating activities declined $1,903,000 compared to 1993. The decline was attributable to the loss of Peachtree's contribution to operating cash flows in 1994 upon its 1993 sale, an increase in Castleton's operating costs, higher collections of 1993 Harrisburg tenant receivables related to the prior year, and the timing of payment of certain recurring operational expenses. This decline was partially offset by a $693,000 decrease in interest paid resulting from the 1993 retirement of the Harrisburg mortgage notes.

                 During 1995, cash flow from investing activities increased $36,337,000 over the prior year, while cash consumed in financing activities increased $35,990,000 over the prior year. Cash flow from investing activities for 1995 of $38,507,000 was generated from the disposition of Castleton, which was partially offset by the investment in the Harrisburg outparcel building renovation. The related net proceeds from the sale of Castleton were used to paydown the mortgage note and term loan which accounts for the increase in cash used in financing activities. In addition to the capital expenditure requirements described above, liquidity requirements for 1996 will also include principal and interest payments of $4,224,000 pursuant to existing loan agreements. These loan agreements mature on December 15, 1996; the principal balance at maturity will be approximately $45,381,000.

                 During 1993 the Trust generated cash flow of $5,542,000 from investing activities and consumed cash in financing activities of $10,478,000. The cash flows from investing activities were generated from dispositions of real estate. The related net proceeds were used to prepay and retire debt instruments that were then outstanding. Cash flows used in investing activities in 1994 primarily were for routine capital additions at the Properties.

                 As a result of the difficult economic climate facing retailers across the country, the parent companies of certain national tenants have had to give consideration to, and in certain situations implemented, plans of reorganization, including filing for protection under the U.S. Bankruptcy Code. Certain of these tenants lease space at Harrisburg. Based on (i) the bankruptcy filings of certain national retailers, (ii) unanticipated closings of other financially-troubled retailers, and (iii) rent relief requests from certain additional tenants, Management believes that approximately $250,000 in minimum rents earned in 1995 may not be achieved in 1996. These problems have been exacerbated by the currently vacant department store which, as discussed above, is likely to result in a further reduction in minimum rents that otherwise would have been earned as a result of certain tenants exercising co-tenancy provisions pursuant to their leases.

                 The Trust's cash management agreement stipulates that all rental payments from tenants are to be made directly to a third party escrow agent who also funds monthly operating expenses in accordance with a budget approved by the lender. The Trust believes that its cash flow for 1996 will be sufficient to fund its various operating requirements, including budgeted capital expenditures and monthly principal and interest payments, although its discretion with respect to cash flow management will be limited by the terms of the cash management agreement. Despite the anticipated reductions in revenues discussed in the previous paragraph, Management believes that the Trust's current cash reserves, coupled with additional cash flow projected to be generated from operations, will permit the Trust to meet its operating, capital and debt service requirements.

                 As discussed above and in Note 1 to the financial statements, the Trust records its investments in real estate in accordance with the historical cost accounting convention. Accordingly, the Trust has not written up the cost basis of its investment in Harrisburg to its substantially higher net realizable value. Therefore, Management does not believe that its deficit in shareholders' equity of $1,533,000 at December 31, 1995 is indicative of its current liquidity or the net distribution that its shareholders will receive upon liquidation.


RESULTS OF OPERATIONS

                 For the year ended December 31, 1995, the Trust reported a net loss of $6,346,000 ($.68 per share) compared to net losses of $3,459,000 ($.37 per share) and $3,780,000 ($.41 per share) for the years ended December 31, 1994 and 1993, respectively. The current year results include a write-down of the investment in Castleton of $3,200,000 ($.35 per share). For the quarter ended December 31, 1995, the Trust reported a net loss of $526,000 ($.06 per share), compared to a net loss of $1,290,000 ($.14 per share) for the quarter ended December 31, 1994. During the fourth quarter of 1995, the Trust recognized a $229,000 gain on the sale of Castleton. The 1994 annual period was impacted by a fourth quarter write-off of $429,000 of capitalized pre-development costs, while the 1993 annual period was impacted by the fourth quarter recognition of a $282,000 gain on the sale of real estate, and a $1,711,000 extraordinary charge for early retirement of debt.

                 The Trust's revenues for the fourth quarter and year ended December 31, 1995 were $3,692,000 and $15,761,000, respectively, which represented a decline from 1994 amounts of $4,193,000 and $16,512,000, respectively. The annual decline is primarily attributable to a decrease in rental revenue of $584,000 for Harrisburg, which in turn is primarily the result of rental reductions pursuant to cotenancy provisions of certain tenant leases relating to department store vacancies. Such cotenancy provisions first became applicable upon the closure of Hess's Department Store in November 1994. Hess's replacement, Hecht's, re-opened in October 1995. These cotenancy provisions continued to be operable upon the October 1995 closure of John Wanamakers (as discussed above). The decrease in Harrisburg rental revenues is also attributable to the partial year vacancy of the outparcel building during its renovation in 1995, and lower net utility income due to an increase in maintenance expenses. The fourth quarter decline is primarily due to the sale of Castleton on December 8 1995, and the proration of December rents with the new owner.

                 Revenue from rental operations of $16,512,000 during 1994 declined from $18,458,000 during 1993, primarily due to the December 1993 sale of the remaining buildings at Peachtree, which had accounted for 1993 revenues of $2,164,000. The decline in annual revenues for 1994 was partially offset by the receipt of certain insurance recoveries and higher income from temporary tenant leasing at Harrisburg. Revenues at Castleton were comparable between 1994 and 1993.

                 Operating expenses for the fourth quarter and year ended December 31, 1995 were $1,282,000 and $5,403,000, respectively, which also declined from the related 1994 amounts of $1,527,000 and $5,836,000 respectively. The fourth quarter and annual declines were attributable to lower operating expenses for both Harrisburg and Castleton. At Castleton, operating expenses decreased due to a reduction in repairs and maintenance expenses and a reduction in real estate tax expense resulting from both a valuation reassessment and the proration of real estate tax expense effective with the December 8, 1995 sale. These declines were partially offset by an increase in security costs. Harrisburg's operating expenses decreased in 1995 due to unexpected recoveries of previously recognized bad debts and reductions in legal and consulting costs.

                 Operating expenses for the year ended December 31, 1994 were $5,836,000, which declined from the 1993 amount of $6,384,000. The declines were primarily attributable to the sale of certain buildings at Peachtree in 1993, which had accounted for 1993 operating expenses of $1,342,000. The decline was partially offset by increases in net operating expenses at both Harrisburg and Castleton. At Harrisburg, 1994 operating expenses exceeded 1993 amounts due to higher snow removal costs and to increases in temporary tenant leasing costs and bad debt expense. Castleton's annual net operating costs were higher due to operating expenses coupled with a decline in tenant reimbursements, and to one-time repairs to street lighting.

                 Interest expense for the years ended December 31, 1995, 1994, and 1993 was $8,302,000, $8,132,000, and $8,706,000, respectively. The increase in interest expense in 1995 as compared to 1994 is due to an increase in the Mortgage Note principal balance from accrued but not currently payable interest and the amortization of non-cash expense arising from the issuance of warrants to the lender. The decrease in interest expense in 1994 as compared to 1993 was due primarily to the retirement of the Harrisburg mortgage notes, which accounted for $1,150,000 of interest expense in 1993. This decrease was partially offset by an increase in interest expense also due to an increase in the Mortgage Note principal balance from accrued but not currently payable interest and the amortization of non-cash expense arising from the issuance of warrants to the lender.

                 Other expenses consist of portfolio management fees, other costs related to the operation of the Trust, and interest income earned on cash balances. There was no significant fluctuation in other expenses between 1995 and 1994. In the aggregate, there was no significant fluctuation in other expenses between 1994 and 1993. However, in 1994 there was a decrease in interest income and an increase in administrative costs related to efforts to sell Harrisburg that were largely offset by decreases in portfolio management and other professional fees associated with reductions in the Trust's real estate holdings over the past two years.

                 As discussed in the liquidity section above, Management believes that its existing cash reserves and its anticipated cash flow generated from operations will be sufficient to meet its capital and debt service requirements. However, due to the effects of non-cash accounting adjustments (principally depreciation and amortization), Management anticipates that the Trust will continue to incur net losses.


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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 Incorporated by reference to the Trust's Proxy Statement relating to its 1996 Annual Meeting of Shareholders.

ITEM 11.         EXECUTIVE COMPENSATION.

                 Incorporated by reference to the Trust's Proxy Statement relating to its 1996 Annual Meeting of Shareholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

                 Incorporated by reference to the Trust's Proxy Statement relating to its 1996 Annual Meeting of Shareholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 Incorporated by reference to the Trust's Proxy Statement relating to its 1996 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
(a)      The following documents are filed as part of this
         report:
         1.      Financial Statements
                 --------------------
                 Balance Sheets at December 31, 1995 and 1994
                 Statements of Operations for the years ended
                   December 31, 1995, 1994 and 1993
                 Statements of Shareholders' Equity
                   for the years ended December 31, 1995,
                   1994 and 1993
                 Statements of Cash Flows for the years ended
                   December 31, 1995, 1994 and 1993
                 Notes to financial statements, including
                   supplementary data
         2.      Financial Statement Schedule
                 ----------------------------
                          Schedule III:     Real Estate and Accumulated
                                            Depreciation
                 Independent Auditors' Report
                 All other schedules are omitted as the required
                 information is inapplicable or the information
                 is presented in the financial statements, or the
                 related notes thereto.
         3.      Exhibits
                 --------
                 (2)      None.
                 (3)      (a)     Form of Amended and Restated
                                  Declaration of Trust, as amended.(2)
                          (b)     Trustees' Regulations, as amended.(2)
                 (4)      Form of certificate for Shares of
                          Beneficial Interest.(1)
                 (9)      None.
                 (10)     (a)     Form of Advisory Agreement between
                                  the Registrant and EQK Partners.(1)
                          (e)     Property management agreement
                                  between Salomon Brothers Peachtree
                                  Properties Inc. and Equitable Real
                                  Estate Investment Management, Inc.
                                  with respect to Peachtree-Dunwoody
                                  Pavilion.(1)

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

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
                          (pp)    Open-End Mortgage and Security
                                  Agreement (Harrisburg) dated as of
                                  December 16, 1992 between the
                                  Registrant and Provident National Bank(7)
                          (qq)    Assignment of Lessor's Interest in Leases
                                  (Castleton) dated as of December 16,
                                  1992 between the Registrant and
                                  Provident National Bank(7)
                          (rr)    Assignment of Lessor's Interest in Leases
                                  (Peachtree) dated as of December 16,
                                  1992 between the Registrant and
                                  Provident National Bank(7)
                          (ss)    Assignment of Lessor's Interest in Leases
                                  (Harrisburg) dated as of December 16,
                                  1992 between the Registrant and
                                  Provident National Bank(7)
                          (tt)    Assignment of Cash Collateral Account
                                  and Security Agreement dated as of
                                  December 16, 1992 between the
                                  Registrant and Provident National Bank(7)
                          (uu)    Purchase and Sale Agreement dated
                                  July 6, 1993 between Lawrence E.
                                  Cooper and the Registrant(8)
                          (vv)    Amendment dated October 1, 1993
                                  to Exhibit 10(cc)(8)
                          (ww)    Amendment dated December 3, 1993
                                  to Exhibits 10(ll) and 10(mm)(8)
                          (xx)    Purchase Agreement for Real Property and
                                  Escrow Instructions (9)
                          (yy)    Note, Mortgage, and Modification agreement
                                  dated December 15, 1995 between the
                                  Registrant and The Prudential
                                  Insurance Company of America
                          (zz)    Mutual Estoppel and Modification Agreement
                                  dated December 15, 1995 between the
                                  Registrant and The Prudential Insurance
                                  Company of America
                          (aaa)   Amended Mutual Estoppel and Modification
                                  Agreement dated December 15, 1995
                                  between the Registrant, PNC Bank, National
                                  Association and The Prudential Insurance
                                  Company of America
                          (bbb)   Extension and Partial Paydown of loan from
                                  PNC Bank National Association, dated
                                  December 15, 1995 to EQK Investors I

                 (11)     See Note 1 to the Financial Statements.
                 (12)     Inapplicable.

                 (13)     Inapplicable.
                 (16)     None.
                 (18)     None.
                 (21)     None.
                 (22)     None.
                 (23)     None.
                 (24)     None.
                 (27)     Included in EDGAR transmission only.
                 (28)     None.

(b)      Reports on Form 8-K

         Report on Form 8-K dated November 22, 1995 regarding the sale of Castleton Park.
         Report on Form 8-K dated December 8, 1995 regarding the sale of Castleton Park.

(c)      See paragraph (a) 3. above

(d)      See paragraph (a) 2. above

- -------------------------

         (1) Incorporated herein by reference to exhibit filed with Registrant's Registration Statement on Form S- 11, File No. 2-93936.

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

         (8) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for fiscal year ended December 31, 1993.

         (9) Incorporated herein by reference to exhibit filed with Registrant's Form 8-K dated November 22, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1996.

                                        EQK Realty Investors I



                                        By:  /s/Phillip E. Stephens
                                             --------------------------------
                                                Phillip E. Stephens
                                                President and Trustee

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures                                                  Title
- ----------                                                  -----
/s/Phillip E. Stephens                                      President (Principal Executive
- -------------------------------                              Officer) and Trustee
Phillip E. Stephens


/s/Gregory R. Greenfield                                    Executive Vice President and Treasurer
- -------------------------------                              (Principal Financial Officer)
Gregory R. Greenfield


/s/William G. Brown, Jr.                                    Vice President and Controller
- -------------------------------
William G. Brown, Jr.


/s/Sylvan M. Cohen                                          Trustee
- -------------------------------
Sylvan M. Cohen


/s/Alton G. Marshall                                        Trustee
- -------------------------------
Alton G. Marshall


/s/George R. Peacock                                        Trustee
- -------------------------------
George R. Peacock


/s/Robert C. Robb, Jr.                                      Trustee
- -------------------------------
Robert C. Robb, Jr.

INDEPENDENT AUDITORS' REPORT

Board of Trustees and Shareholders

EQK Realty Investors I:

We have audited the accompanying balance sheets of EQK Realty Investors I (a Massachusetts business trust) as of December 31, 1995 and 1994 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of EQK Realty Investors I as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the Trust's existing mortgage note and its term loan mature on December 15, 1996. Management's plans with regard to the maturity of the mortgage note and term loan are also described in Note 2.


DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 8, 1996

                           EQK  REALTY  INVESTORS  I

                                BALANCE  SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  December 31,
                                                                          --------------------------
                                                                                 1995          1994
                                                                          -----------   ------------
                               ASSETS

Investments in real estate held for sale, at lower of cost
   or net realizable value:
   Harrisburg East Mall                                                   $    52,033   $     47,819

   Castleton Park, net of valuation allowance of $19,565                          --         61,706
                                                                          -----------   ------------

                                                                               52,033        109,525

   Less accumulated depreciation                                               13,446         31,793
                                                                          -----------   ------------

                                                                               38,587         77,732

Cash and cash equivalents:
    Cash Management Agreement                                                   2,972          3,734
    Other                                                                          --            967

Accounts receivable and other assets                                            6,650          7,825
                                                                          -----------   ------------

TOTAL ASSETS                                                              $    48,209   $     90,258
                                                                          ===========   ============


           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:

   Mortgage note payable, net of debt discount of $413 in 1994            $    44,125   $     77,186

   Term loan payable to bank                                                    1,587          2,846

   Accounts payable and other liabilities (including amounts due
      affiliates of $2,765 and $ 2,475, respectively)                           4,030          5,413
                                                                          -----------   ------------



                                                                               49,742         85,445

Shareholders' equity (deficit):

   Shares of beneficial interest, without par value:  10,055,555 shares
      authorized, 9,264,344 shares issued and outstanding                     135,875        135,875

   Accumulated deficit                                                       (137,408)      (131,062)
                                                                          -----------   ------------

                                                                               (1,533)         4,813
                                                                          -----------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                      $    48,209   $     90,258
                                                                          ===========   ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

- --------------------------------------------------------------------------------------------

                                                                 Years ended December 31,
                                                                  1995       1994       1993
- --------------------------------------------------------------------------------------------
Revenues from rental operations                                $15,761    $16,512    $18,458

Operating expenses, net of tenant
  reimbursements (including property management
  fees earned by an affiliate of $291, $314 and
  $306, respectively)                                            5,403      5,836      6,384

Depreciation and amortization                                    4,848      4,612      4,761

Real estate tax refund                                            (400)        --         --

Write-off of capitalized predevelopment costs                       --        429         --

Write-down of investment in real estate                          3,200         --         --
- --------------------------------------------------------------------------------------------

Income from rental operations                                    2,710      5,635      7,313

Interest expense                                                 8,302      8,132      8,706

Other expenses, net of interest income
(including portfolio management fees earned by
an affiliate of $403, $430 and $481, respectively)                 983        962        958
- --------------------------------------------------------------------------------------------

Loss before gain on sales of real estate and
     extraordinary loss                                         (6,575)    (3,459)    (2,351)

Gain on sales of real estate                                       229         --        282
- --------------------------------------------------------------------------------------------

Loss before extraordinary loss                                  (6,346)    (3,459)    (2,069)

Extraordinary loss from early retirement of debt                    --         --     (1,711)
- --------------------------------------------------------------------------------------------

Net loss                                                       ($6,346)   ($3,459)   ($3,780)
============================================================================================
Loss per share:
  Loss before gain on sales of real estate
  and extraordinary loss                                        ($0.71)    ($0.37)    ($0.25)

  Gain on sales of real estate                                    0.03         --       0.03
- --------------------------------------------------------------------------------------------

  Loss before extraordinary loss                                 (0.68)     (0.37)     (0.22)

  Extraordinary loss from early retirement of debt                  --         --      (0.19)
- --------------------------------------------------------------------------------------------

  Net loss                                                      ($0.68)    ($0.37)    ($0.41)
============================================================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


- ----------------------------------------------------------------------

                                   Shares of
                                   Beneficial   Accumulated
                                    Interest      Deficit      Total
- ----------------------------------------------------------------------
Balance, December 31, 1992          $135,382     ($123,823)    $11,559

Net loss                                  --        (3,780)     (3,780)

Issuance of 151,556 warrants in
     connection with financing           397            --         397
- ----------------------------------------------------------------------

Balance, December 31, 1993           135,779      (127,603)      8,176
- ----------------------------------------------------------------------

Net loss                                  --        (3,459)     (3,459)

Issuance of 51,226 warrants in
     connection with financing            96            --          96
- ----------------------------------------------------------------------

Balance, December 31, 1994           135,875      (131,062)      4,813
- ----------------------------------------------------------------------

Net Loss                                  --        (6,346)     (6,346)

BALANCE, DECEMBER 31, 1995          $135,875     ($137,408)    ($1,533)
======================================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

- ---------------------------------------------------------------------------------------------
                                                                 Years ended December 31,
                                                               1995        1994         1993
- ---------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                   ($6,346)    ($3,459)     ($3,780)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Extraordinary loss from early retirement of debt            --          --        1,711
      Write-down of investment in real estate                  3,200          --           --
      Depreciation and amortization                            4,848       4,612        4,761
      Amortization of debt discount                              460         334          139
      Imputed and deferred interest                            1,494       1,320        1,295
      Gain on sales of real estate                              (229)         --         (282)
      Changes in assets and liabilities:
      Decrease in accounts
        payable and other liabilities                         (1,661)       (388)        (119)
      Increase (decrease) in accounts receivable
        and other assets                                        (643)       (235)         362
- ---------------------------------------------------------------------------------------------
Net cash provided by operating activities                      1,123       2,184        4,087
- ---------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of real estate                          38,507          --       10,768
  Additions to real estate investments                        (5,362)     (2,976)      (5,226)
  Payment of real estate disposition fee                          --        (216)          --
- ---------------------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                                        33,145      (3,192)       5,542
- ---------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Scheduled repayments of debt                                    (7)         (7)        (852)
  Repayments of debt due to sales of properties              (35,990)         --       (9,626)
- ---------------------------------------------------------------------------------------------
Net cash used in financing activities                        (35,997)         (7)     (10,478)
- ---------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                         (1,729)     (1,015)        (849)
Cash and cash equivalents
  beginning of year                                            4,701       5,716        6,565
- ---------------------------------------------------------------------------------------------
Cash and cash equivalents
  end of year                                                 $2,972      $4,701       $5,716
=============================================================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS:

         EQK Realty Investors I, a Massachusetts business trust (the "Trust"), was formed pursuant to a Declaration of Trust dated October 8, 1984 to acquire certain income-producing real estate investments. Commencing with the period beginning April 1, 1985, the Trust qualified for and elected real estate investment trust ("REIT") status under the provisions of the Internal Revenue Code.

         At December 31, 1995, the Trust's remaining real estate investment is Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center in Harrisburg, Pennsylvania. On December 8, 1995, the Trust sold its interest in Castleton Park ("Castleton"), an office park in Indianapolis, Indiana (see
Note 3). During 1993, the Trust sold its two remaining office buildings within its office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion or "Peachtree" (see Note 3). Prior to 1993, the Trust completed the sale of two office buildings at Castleton (1991) and five office buildings at Peachtree (1992).

         The Declaration of Trust established the Trust as a finite life REIT with an investment holding period of up to 12 years, after which it is required to dispose of its assets in an orderly fashion within two years. The Trust's management is currently pursuing the sale of Harrisburg.

CAPITALIZATION, DEPRECIATION AND AMORTIZATION:

         Property additions are recorded at cost. Costs directly associated with major renovations and improvements, including interest on funds borrowed to finance construction, are capitalized to the point of substantial completion.

         Depreciation of real estate investments is provided on a straight-line basis over the estimated useful lives of the related assets, ranging generally from 5 to 40 years. Tenant improvements are amortized over their estimated useful lives, which do not exceed the terms of the respective tenant leases. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

OTHER ASSETS:

         Other assets primarily consist of deferred leasing costs. Costs incurred in connection with the execution of a new lease including leasing commissions, costs associated with the acquisition or buyout of existing leases, and legal fees are deferred and amortized over the term of the new lease. At December 31, 1995 and 1994, deferred leasing costs, net of accumulated amortization, amounted to $4,331,000 and $4,816,000, respectively. Included in deferred leasing costs is a 1990 payment of $5,500,000 made to an anchor tenant at Harrisburg in exchange for the tenant relinquishing space that was subsequently converted into leasable area for mall shops.

                             EQK REALTY INVESTORS I
                         NOTES TO FINANCIAL STATEMENTS



REVENUE RECOGNITION:

         Minimum rents are recognized on a straight-line basis over the term of the related leases. Percentage rents are recognized on an accrual basis.

NET LOSS PER SHARE:

         The net loss per share calculation is based on the weighted average number of shares outstanding during the year, which was 9,264,344 for all years presented.

         Share warrants issued in connection with the Trust's 1992 debt restructuring (see Note 2) are considered common share equivalents. However, the warrants have not been included in the net loss per share calculation since the effect on such calculation would be anti-dilutive.

INCOME TAXES:

         The Trust has complied with all applicable provisions established by the Internal Revenue Code for maintaining its REIT status. Accordingly, no income tax provision or benefit has been recognized in the accompanying financial statements.

STATEMENTS OF CASH FLOWS:

         Cash equivalents include short-term investments with an original maturity of three months or less. Included in the statements of cash flows are cash payments for interest of $6,703,000, $6,746,000, $7,439,000 in 1995, 1994 and 1993, respectively. Such amounts are net of interest costs capitalized of $69,000 and $115,000 in 1995 and 1993, respectively.

         As of December 31, 1993, the Trust accrued additions to investments in real estate and a real estate disposition fee payable to the Advisor in the amounts of $489,000 and $216,000, respectively. Such amounts were paid in 1994.

         As a condition of the Trust's debt restructuring (see Note 2), the Trust issued a total of 367,868 share warrants since December 1992, to its primary mortgage lender. The value of the warrants at the time of issuance was recorded as a debt discount and an increase in Shareholders' equity.

FAS 107:

         The Trust values the financial instruments as required by FAS No. 107, "Disclosures about Fair Values of Financial Instruments". The carrying amounts of cash and cash equivalents, the Mortgage Note, and the Term Loan approximate fair value.

                             EQK REALTY INVESTORS I
                         NOTES TO FINANCIAL STATEMENTS


FAS 121:

         The Trust adopted FAS No. 121, "Accounting for Long Lived Assets and Long Lived Assets to be Disposed of", in the fourth quarter of 1994. There was no material impact on the financial statements upon such adoption.

MANAGEMENT ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2:  MORTGAGE DEBT AND RESTRUCTURING ACTIVITIES

         On December 15, 1992, the Trust completed a restructuring of its existing mortgage debt through the issuance of a "Mortgage Note" and a "Term Loan", both due December 15, 1995, with original principal balances of $75,689,000 and $2,859,000, respectively. The Mortgage Note bore interest at an average rate of 9.79% per annum during its three year term, although interest was payable at 8.54% per annum. The Term Loan bore interest at 8.33% and was subject to the same pay rate of 8.54%. The differences between the accrual and pay rates of interest under both debt instruments were reflected in the principal balances due at maturity. Accordingly, the scheduled amount of principal due under the Mortgage Note and the Term Loan on the original maturities date (assuming no prepayments due to property dispositions) was $78,928,000 and $2,839,000, respectively.

         Pursuant to its Mortgage Note agreement, the Trust issued the lender warrants to purchase 367,868 of its shares of beneficial interest at $.0001 per share, none of which has been exercised.

         As part of the 1992 restructuring, the Trust entered into a Cash Management Agreement with the mortgage lender and assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third- party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent.
Disbursements from this account, which is funded each month with any excess operating cash flow, are limited to capital expenditures approved by the
lender.   As of December 31, 1995 the balance of the capital reserve account was $2,083,000.

                             EQK REALTY INVESTORS I
                         NOTES TO FINANCIAL STATEMENTS



         On December 8, 1995, the Trust completed the sale of Castleton Park (see Note 3) and used the net proceeds of $35,990,000 (reflecting reductions of $2,517,000 for customary prorations) to prepay such debt obligations in the amounts of $34,738,000 and $1,252,000, respectively.

EXTENSIONS OF DEBT

         The remaining principal balances outstanding under the Mortgage Note and the Term Loan at December 15, 1995, $44,125,000 and $1,587,000,
respectively, were extended for one year through December 15, 1996, under terms substantially unchanged from those previously in effect, except as described below. The Mortgage Note remains collateralized by a first mortgage lien on Harrisburg, an assignment of leases and rents, and certain cash balances. The Term Loan remains collateralized by a subordinate lien on Harrisburg.

         The Mortgage Note agreement was amended to provide for monthly payments of principal (assuming a 30 year amortization) and interest (at an accrual rate equal to the former pay rate of 8.54%) in the aggregate amount of $341,000. The Term Loan agreement was amended to provide for an accrual rate that resets periodically and is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect for the period January 5, 1996 through April 7, 1996 is 8.25%.

         Upon completion of the extension, the Term Loan lender consented to the removal of a provision that required a $300,000 escrow deposit. The escrow account was established with funds borrowed from the Advisor. The release of these funds enabled the Trust to repay the $300,000 obligation, plus accrued interest to the Advisor in March 1996.

         Management continues to pursue the sale of Harrisburg as a means of paying its remaining outstanding debt balances. In the event the Trust does not sell Harrisburg during 1996, Management has continued to explore its external financing alternatives, including the refinancing of its debt with its existing lenders in anticipation of the Mortgage Note and the Term Loan maturities on December 15, 1996. Based on its current assessment of the credit markets, Management believes that it can refinance its existing debt, and that such new facility will be in place on or before the maturity date of the existing debt. However, if the Trust is unable of refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to the sale of Harrisburg will be accelerated to satisfy its debt obligations.


NOTE 3:  VALUATION AND SALES OF REAL ESTATE

         As discussed in Note 1, the Trust is currently holding Harrisburg for sale, and intends to complete the disposition at any time prior to March 1999, depending upon the prevailing conditions in the relevant real estate market and subject to its ability to extend or refinance its maturing mortgage debt.

                             EQK REALTY INVESTORS I
                         NOTES TO FINANCIAL STATEMENTS



         On December 8, the Trust completed the sale of its remaining forty-four buildings at Castleton. The Trust received net sales proceeds of $38,507,000 before reduction for customary prorations of $2,517,000. As discussed in Note 2, the Trust prepaid portions of its Mortgage Note and Term Loan in the amounts of $34,738,000 and $1,252,000, respectively, with such proceeds, prior to the extension of such debt on December 15, 1995.

         Management has recorded its real estate investments (including Peachtree, which was sold during the period 1992 - 1993), at the lower of historical cost or market. Market values have been determined in connection with independent appraisals, but ultimately may differ from such indication of market value as determined through negotiations with prospective buyers. In contemplation of completing the sale of Castleton, Management wrote down its investment in Castleton by $3,200,000 during the third quarter of 1995 to its then current estimate of net realizable value. The $229,000 gain on sale of Castleton recognized during the fourth quarter of 1995 took into consideration this write-down as well as earlier write-downs aggregating $19,565,000 recorded since 1990.

         In December 1993, the Trust completed the sale of its remaining two office buildings at Peachtree. In the aggregate, the Trust received cash proceeds of $10,552,000 net of associated costs of $248,000, and recognized a gain on sale of $282,000. These proceeds were used to fully retire certain mortgage indebtedness then outstanding (See Note 6).


NOTE 4:  LEASING ARRANGEMENTS

         The Trust leases shopping center space generally under noncancelable operating leases, some of which contain renewal options. The shopping center leases generally provide for minimum rentals, plus percentage rentals based upon the retail stores' sales volume. Percentage rentals amounted to $270,000, $295,000, and $154,000 for the years ended December 31, 1995, 1994, and 1993, respectively. In addition, the tenants pay certain utility charges to the Trust and, in most leases, reimburse their proportionate share of real estate taxes and common area expenses.

         Future minimum rentals under existing, non-cancelable leases at December 31, 1995 are as follows:

                 Years ending December 31,                                           Amount
                 -------------------------                                        ------------
                          1996                                                    $  4,512,000
                          1997                                                       4,406,000
                          1998                                                       4,220,000
                          1999                                                       3,778,000
                          2000                                                       3,211,000
                          Thereafter                                                11,524,000
                                                                                  ------------

                                                                                  $ 31,651,000
                                                                                  ============

                             EQK REALTY INVESTORS I
                         NOTES TO FINANCIAL STATEMENTS



         Due to a department store vacancy, certain tenants at Harrisburg have elected under cotenancy provisions provided for under the terms of their leases, to pay percentage rent in lieu of fixed minimum rents (See Note 9). Future minimum rentals for these tenants which have not been included in the above schedule, are $878,000, $878,000, $830,000, $825,000, $825,000, and
$3,490,000, for the years 1996, 1997, 1998, 1999, 2000 and thereafter, respectively.

         Rental revenues from one tenant at Castleton approximated 10% of total revenues from rental operations for the year ended December 31, 1995.


NOTE 5:  INVESTMENTS IN REAL ESTATE

         The Trust's investments in real estate at December 31, 1995 and 1994 consisted of the following:

                                                                      1995                     1994
                                                                  -------------            -------------
         Land                                                     $   4,700,000            $  15,411,000
         Buildings and improvements                                  44,975,000              101,957,000
         Tenant improvements                                          2,195,000               11,497,000
         Personal property                                              163,000                  225,000
                                                                  -------------            -------------

                                                                     52,033,000              129,090,000
         Less valuation allowance                                            --               19,565,000
                                                                  -------------            -------------

                                                                  $  52,033,000            $ 109,525,000
                                                                  =============            =============


         During 1995, the Trust renovated Harrisburg's outparcel building to accommodate the relocation of Toys 'R Us. The final cost of the renovation project was approximately $3,440,000.


NOTE 6:     EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT

         The Trust used proceeds of $9,626,000 from the 1993 sale of its remaining two buildings at Peachtree (see Note 3) to retire the Harrisburg mortgage notes that had been assumed by the Trust in connection with its purchase of the Mall. The Harrisburg mortgage notes, with stated interest rates of 8.8% and 8.562% per annum, had been discounted for financial reporting purposes using a market interest rate of 14%. At retirement, the Harrisburg mortgage notes had a carrying value of $7,975,000, net of a $1,547,000 discount. The Trust also paid accommodation fees of $60,000 to the holders of its mortgage note and term loan. In connection with the retirement of the Harrisburg mortgage notes, the Trust recognized an extraordinary charge to earnings of $1,711,000.

                             EQK REALTY INVESTORS I
                         NOTES TO FINANCIAL STATEMENTS



NOTE 7:    ADVISORY AND MANAGEMENT AGREEMENTS

ADVISORY AGREEMENT

         The Trust has entered into an agreement with Equitable Realty Portfolio Management, Inc. (successor in interest to EQK Partners), a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), to act as its "Advisor". The Advisor makes recommendations to the Trust concerning investments, administration and day-to-day operations.

         Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of
42.5 basis points (0.425%) and generally has been payable monthly without subordination. In connection with the December 1995 extension of debt (see
Note 2), the Advisor has agreed to a partial deferral of payment of its 1996 fee. Whereas the fee will continue to be computed as described, payments to the Advisor will be limited to $37,500 per quarter. Accrued but unpaid amounts will be eligible for payment upon the repayment of The Mortgage Note. For the years ended December 31, 1995, 1994 and 1993, portfolio management fees were $403,000, $430,000, and $484,000, respectively.

         As of December 31, 1989, portfolio management fees of $5,440,000 payable to the Advisor were deferred in accordance with subordination provisions contained in the original advisory agreement. Pursuant to the amended advisory agreement, the Advisor forgave one-half, or $2,720,000, of the deferred balance. The remaining deferred fees are to be paid upon the disposition of the Trust's properties. For financial reporting purposes, the deferred balance is being discounted at the rate of 13% per year from December 1, 1996. As of December 31, 1995, the discounted liability for deferred management fees was $2,418,000.

         Upon the sale of all or any portion of any real estate investment of the Trust, the Advisor will receive a disposition fee equal to 2% of the gross sale price (including outstanding indebtedness taken subject to or assumed by the buyer and any purchase money indebtedness taken back by the Trust). The disposition fee will be reduced by the amount of any brokerage commissions and legal expenses incurred by the Trust in connection with such sales. For the years ended December 31, 1995 and 1993, disposition fees earned by the Advisor were $788,000 and $216,000, respectively.

PROPERTY MANAGEMENT AGREEMENTS

         The Trust has also entered into agreements for the on-site management of each of its properties. Harrisburg East Mall is managed by Compass Retail, Inc. ("Compass"), an affiliate of Equitable Real Estate. The buildings at Peachtree were managed by another affiliate of Equitable Real Estate up until the time of their respective sales. Castleton Park was managed by an unaffiliated third-party management company up until the time of its sale.

                             EQK REALTY INVESTORS I
                         NOTES TO FINANCIAL STATEMENTS



         Management fees paid to each of the Equitable Real Estate management affiliates are generally based upon a percentage of rents and certain other charges. For Peachtree, the Trust also paid leasing commissions based upon a percentage of total minimum future rents. Such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the years ended December 31, 1995, 1994 and 1993, management and leasing fees paid to Equitable Real Estate were $291,000, $314,000, and $403,000, respectively.

          In connection with the redevelopment of Harrisburg's outparcel building as described in Note 5, Compass received a $150,000 development fee in 1995. Compass also received development and construction management fees of $185,000 in connection with a 1993 renovation of Harrisburg.

SHARE OWNERSHIP

         In connection with a debt restructuring in December 1992, the Trust issued 1,675,000 previously repurchased shares to its Advisor. Upon issuance, the Trust received proceeds of $6,700,000, or $4.00 per share. In total, the Advisor owns 1,685,556 shares, or 18.2% of the total shares outstanding. The Advisor earned a $500,000 fee in connection with this refinancing, which was paid in 1993-1994.


NOTE 8:    RELATED PARTY TRANSACTIONS

         In addition to providing management and advisory services to the Trust as described in Note 7, Equitable Real Estate and certain of its affiliates, including the Advisor, leased space at Peachtree. As discussed in Note 3, the Trust sold its office buildings at Peachtree during 1992 and 1993. The Trust received rent payments of approximately $1,167,000 for the year ended December 31, 1993 with respect to such leases.

         As a condition of the Term Loan issuance in December 1992 (Note 2), an escrow deposit of $300,000 was required as additional collateral. The Trust borrowed this amount from its Advisor. In connection with the December 15, 1995 extension of this debt, the escrow deposit was released and the Advisor was repaid.


NOTE 9:  COMMITMENTS AND CONTINGENCIES

JOHN WANAMAKER

         On August 8, 1995, the U.S. Bankruptcy Court approved the sale of certain Woodward & Lothrop department stores to May Department Stores Company ("May Company"), including the John Wanamaker location at Harrisburg. On October 9, 1995, the John Wanamaker store ceased operations. On October 19, 1995, May Company opened a Hecht's store at Harrisburg

                             EQK REALTY INVESTORS I
                         NOTES TO FINANCIAL STATEMENTS


Mall. Given its existing presence at Harrisburg, May Company indicated that it would pursue an assignment of the Wanamaker leasehold interest to another department store retailer.

         This anchor store location is subject to a continuous operating covenant set forth in the applicable lease agreement, but no assignment has occurred to date and the store remains dark, although May Company continues to
make rental payments in accordance with its lease agreement.   On October 11,
1995, Management notified May Company of its violation of the lease and of its intentions to exercise its remedies provided for under such lease, including the right to terminate the lease and regain possession of the premises, if a Trust approved retailer did not open within the specified cure period. Management granted three extensions to the cure period, (without waiving the Trust's default remedies provided for in the lease agreement) to allow May Company additional time to identify a replacement retailer. However, upon concluding that May Company's actions and plans with respect to identifying a replacement retailer lacked the specificity and timeliness that Management believed necessary to protect the interests of the Trust, management filed complaints of ejectment (eviction) and money damages on March 22, 1996 in the local jurisdiction to gain control of the premises on the basis that the lease and May Company's right of possession have been terminated. May Company had previously submitted the dispute to arbitration, but the Trust is contesting the availability of that remedy. Although Management believes it has a meritorious case, the pending status of this matter prevents Management from being able to determine its ultimate outcome.

         Despite Management's belief that the filing of this complaint will accelerate the resolution of this matter, management believes it is likely that the former Wanamaker store space will remain vacant for a substantial portion, if not all, of 1996. As a result, certain tenants will be permitted, pursuant to co-tenancy provisions provided for under the terms of their leases, to pay percentage rent in lieu of fixed minimum rentals. Until a new retailer opens for business in the former Wanamaker space, Management anticipates that these tenants will continue to exercise their co-tenancy rights.

                             EQK REALTY INVESTORS I
                         NOTES TO FINANCIAL STATEMENTS


NOTE 10:    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of selected quarterly financial data for the years ended December 31, 1995 and 1994:

                                                           (in thousands, except per share amounts)
                                                                        Quarter Ended
                                                 ------------------------------------------------------------

1995                                             March 31            June 30         Sept. 30         Dec. 31
Revenues from rental operations                  $  3,966           $  4,113         $  3,990        $  3,692
Write down of investment in real estate                --                 --           (3,200)             --
Income from rental operations                       1,286              1,487           (1,388)          1,325
Loss before gain on sale of real estate            (1,128)              (890)          (3,802)           (755)
Gain on sale of real estate                            --                 --               --             229
Net loss                                           (1,128)              (890)          (3,802)           (526)
Net loss per share before write down
   of investment in real estate                        --                 --             (.06)             --
Net loss per share before gain on sale
   of real estate                                      --                 --               --            (.08)
Net loss per share                                   (.12)              (.10)            (.41)           (.06)



                                                                         Quarter Ended
                                                 ------------------------------------------------------------


1994                                             March 31            June 30         Sept. 30         Dec. 31
Revenues from rental operations                  $  4,018           $  4,169         $  4,132        $  4,193
Income from rental operations                       1,346              1,598            1,586           1,105
Net loss                                             (928)              (621)            (620)         (1,290)
Net loss per share                                   (.10)              (.07)            (.06)           (.14)


          During the third quarter of 1995, as a result of a successful valuation appeal, the Trust received and recognized a $400,000 refund of Castleton real estate taxes relating to years 1989 to 1994. Also in the third quarter of 1995, in contemplation of completing the sale of Castleton, Management wrote down its investment in Castleton by $3,200,000 to its then current estimate of net realizable value. In the fourth quarter of 1995, the Trust completed the sale of Castleton and recognized a gain on the sale of $229,000 (Note 3).

          During the period 1992 to 1994, management explored the possibility of expanding Harrisburg by possibly acquiring an adjacent tract of land and/or by developing additional leasable space contiguous with the existing mall structure. In light of the anchor tenant changes and redevelopment activities discussed in Note 9, coupled with the on-going efforts to sell the Property, management concluded during the fourth quarter of 1994 that further development activity currently was not feasible. Accordingly, the related capitalized predevelopment costs of $429,000, including payments made under a land purchase option agreement, were written off in the fourth quarter of 1994.

- --------------------------------------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                               December 31, 1995
                                 (in thousands)
- --------------------------------------------------------------------------------
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
- --------------------------------------------------------------------------------

                                                                   Cost
                                                               Capitalized
                                                                Subsequent
                                                                    to         Gross Amount at which Carried at
                                  Initial Cost                 Acquisition            Close of Period(3)
                       -----------------------------------     ------------    ---------------------------------
                                                   Bldg &                                   Bldg &                  Accum.
    Description        Encumbrance     Land       Improve.     Improvements     Land       Improve.       Total     Deprec.
- ---------------------------------------------------------------------------------------------------------------------------
Harrisburg East Mall     $45,712(1)   $4,700(2)   $ 31,287(2)    $ 16,046      $4,700(2)   $ 47,333(2)   $52,033    $13,446
 Harrisburg, PA
- ---------------------------------------------------------------------------------------------------------------------------
Totals                   $45,712      $4,700      $ 31,287       $ 16,046      $4,700      $ 47,333      $52,033    $13,446
- ---------------------------------------------------------------------------------------------------------------------------


                                                   Life on which
                                                  Depreciation in
                                                   Latest Income
                        Date of         Date         Stmt. is
    Description       Construction    Acquired       Computed
- -----------------------------------------------------------------
Harrisburg East Mall      1969(4)      3/13/85        30 yrs.
 Harrisburg, PA
- -----------------------------------------------------------------
Totals
- -----------------------------------------------------------------

(1) Encumbrance is a mortgage note payable constituting first liens on the Harrisburg real estate and a term loan payable to a bank constituting subordinated liens on the property.
(2) Initial cost is net of imputed interest of $5,280 at date of acquisition.
(3) The aggregate tax basis of the Trust's property is $52 million as of December 31, 1995.
(4) Renovation of Harrisburg was completed in 1993.

RECONCILIATION OF GROSS CARRYING AMOUNT OF REAL                    RECONCILIATION OF ACCUMULATED DEPRECIATION:
  ESTATE:                                                          Balance, December 31, 1992                             27,997
Balance, December 31, 1992                            114,666        Depreciation expense                                  3,812
  Improvements and Additions                            5,715        Deductions -- Accumulated depreciation of real
  Deductions -- costs of real estate sold             (13,299)         estate sold                                        (3,691)
                                                     --------                                                           --------
Balance, December 31, 1993                            107,082      Balance, December 31, 1993                             28,118
  Improvements and Additions                            2,487        Depreciation expense                                  3,719
  Deductions -- Reversal of net book value of fully                  Deductions -- Reversal of net book value of fully
    depreciated assets                                    (44)         depreciated assets                                    (44)
                                                     --------                                                           --------
Balance, December 31, 1994                           $109,525      Balance, December 31, 1994                           $ 31,793
  Improvements and Additions                            2,823        Depreciation Expense                                  4,016
  Deductions -- Sale of Castleton Commercial Park     (60,315)       Deductions -- Sale of Castleton Commercial Park     (22,363)
                                                     --------                                                           --------
Balance, December 31, 1995                             52,033      Balance, December 31, 1995                             13,446
                                                     ========                                                           ========