Form 10-Q
period 1996-03-31
EQK REALTY INVESTORS I
filed 1996-05-15
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996
                                        --------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[   ]    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        ---------   ---------

                           Commission File No. 1-8815
                           --------------------------

                            EQK REALTY INVESTORS I
             -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                Massachusetts                          23-2320360
          ----------------------------             ------------------
          (State or other jurisdiction              (I.R.S. Employer
        of incorporation or organization)          Identification No.)

        5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA      30342
        ------------------------------------------------------------------
              (Address of principal executive offices)           (Zip code)

                                (404) 303-6100
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X             No
                          ------             --------

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      Yes                 No
                          --------           --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 9,264,344 Shares as of May 13,
1996.                                           -----------------------------
- ----

                             EQK REALTY INVESTORS I


                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1996

                                     INDEX


                                                                        PAGE
                                                                       ------

PART I - FINANCIAL INFORMATION

Item 1.     Balance Sheets as of March 31, 1996                            3
            and December 31, 1995

            Statements of Operations for the three                         4
            months ended March 31, 1996 and
            March 31, 1995

            Statements of Cash Flows for the three                         5
            months ended March 31, 1996 and
            March 31, 1995

            Notes to Financial Statements                                  6

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                 10


PART II - OTHER INFORMATION

Items 1 through 6.                                                        15

SIGNATURES                                                                16


                           EQK REALTY INVESTORS I

                               BALANCE SHEETS
                      (In thousands, except share data)




                                                                    MARCH 31,      DECEMBER 31,
                                                                       1996            1995
                                                                    ---------      ------------
                 ASSETS

Investment in Harrisburg East Mall held for sale, at lower of cost
   or net realizable value:                                            $ 52,043     $  52,033

   Less accumulated depreciation                                         13,960        13,446
                                                                       --------     ---------
                                                                         38,083        38,587

Cash and cash equivalents:
    Cash Management Agreement                                             1,867         2,972
    Other                                                                   839           --

Accounts receivable and other assets                                      6,684         6,650
                                                                       --------     ---------
TOTAL ASSETS                                                           $ 47,473     $  48,209
                                                                       ========     =========

          LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

   Mortgage note payable                                               $ 44,045     $  44,125

   Term loan payable to bank                                              1,587         1,587

   Accounts payable and other liabilities (including amounts due
      affiliates of $2,574 and $ 2,765, respectively)                     3,567         4,030
                                                                       --------       --------


                                                                         49,199        49,742

Deficit in Shareholders' Equity:

   Shares of beneficial interest, without par value:  10,055,555
      shares authorized, 9,264,344 shares issued and outstanding        135,875       135,875

   Accumulated deficit                                                 (137,601)     (137,408)
                                                                      ---------     ---------
                                                                         (1,726)       (1,533)
                                                                      ---------     ---------
TOTAL LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY                 $  47,473     $  48,209
                                                                      =========     =========



                See accompanying Notes to Financial Statements

                            EQK REALTY INVESTORS I
                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)



                                                 THREE MONTHS ENDED MARCH 31,
                                                   1996               1995
                                                 ----------------------------

Revenues from rental operations                    $1,714            $ 3,966

Operating expenses, net of tenant
  reimbursements (including property management
  fees earned by an affiliate of $84 and $74,
  respectively)                                       314              1,451

Depreciation and amortization                         624              1,229
                                                   ------            -------

Income from rental operations                         776              1,286

Other income                                         (192)               --

Interest expense                                      981              2,144

Other expenses, net of interest income
  (including portfolio management fees earned by
  an affiliate of $62 and $102, respectively)         180                270
                                                   ------            -------

Net loss                                           $ (193)           $(1,128)
                                                   ======            =======

Net loss per share                                 $(0.02)           $ (0.12)
                                                   ======            =======


                See accompanying Notes to Financial Statements

                            EQK REALTY INVESTORS I
                           STATEMENTS OF CASH FLOWS
                                (In thoudands)



                                                  THREE MONTHS ENDED MARCH 31,
                                                    1996               1995
                                                  ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $ (193)            $(1,128)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                      624               1,229
    Amortization of debt discount                      --                  106
    Inputed and deferred interest                       79                 405
    Changes in assets and liabilities:
     Increase (decrease) in accounts
      payable and other liabilities                   (542)                357
     (Increase) decrease in accounts receivable
      and other assets                                (144)                 31
                                                    ------             -------
Net cash provided by (used in) operating activies     (176)              1,000
                                                    ------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to real estate investments                 (10)             (1,976)
                                                    ------             -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Repayments of mortgage debt                          (80)                 (2)
                                                    ------             -------
Decrease in cash and cash equivalents                 (266)               (978)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                2,972               4,701
                                                    ------             -------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                     $2,706             $ 3,723
                                                    ======             =======


Supplemental disclosure of cash flow information:
  Interest paid                                     $  984             $ 1,675
                                                    ======             =======


                See accompanying Notes to Financial Statement

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1: DESCRIPTION OF BUSINESS

        EQK Realty Investors I, a Massachusetts business trust (the "Trust"), was formed pursuant to a Declaration of Trust dated October 8, 1984 to acquire certain income-producing real estate investments. Commencing with the period beginning April 1, 1985, the Trust qualified for and elected real estate investment trust ("REIT") status under the provisions of the Internal Revenue Code.

        At March 31, 1996, the Trust's remaining real estate investment is Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. On December 8, 1995, the Trust sold its interest in Castleton Park ("Castleton"), an office park located in Indianapolis, Indiana. During 1993, the Trust sold its two remaining office buildings within its office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion ("Peachtree"). Prior to 1993, the Trust sold two office buildings at Castleton (1991) and five office buildings at Peachtree (1992).

        The Declaration of Trust established the Trust as a finite life REIT with an investment holding period of up to 12 years, after which it is required to dispose of its assets in an orderly fashion within two years. The Trust's management is currently pursuing the sale of Harrisburg.

NOTE 2: BASIS OF PRESENTATION

        The financial statements have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

        In the opinion of the Trust, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of March 31, 1996, its results of operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995, have been included in the accompanying unaudited financial statements.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS




NOTE 2: BASIS OF PRESENTATION (CONTINUED)

        Net loss per share for the three months ended March 31, 1996 and 1995 have been computed on the basis of the 9,264,344 shares outstanding during the periods. Stock warrants held by the Trust's mortgage lender are considered common stock equivalents for purposes of the calculation of net loss per share. However, the warrants have not been included in the calculation of net loss per share for the periods presented since the effect of such calculation would be antidilutive.

NOTE 3: CASH MANAGEMENT AGREEMENT

        In connection with the Trust's mortgage agreement, the Trust entered into a Cash Management Agreement with the mortgage lender and assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. As of March 31, 1996, a balance of $202,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which is funded each month with any excess operating cash flow, are limited to capital expenditures approved by the lender. As of March 31, 1996 the balance of the capital reserve account was $1,665,000.

NOTE 4: ADVISORY AND MANAGEMENT AGREEMENTS

        The Trust has entered into an agreement with Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), to act as its "Advisor". The Advisor makes recommendations to the Trust concerning investments, administration and day-to-day operations.

        Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and generally has been payable monthly without subordination. In connection with the one year extension of its existing mortgage debt in December 1995, the Advisor agreed to a partial deferral of payment of its 1996 fee. Whereas the fee will continue to be computed as described, payments to the Advisor will be limited to $37,500 per quarter. Accrued but unpaid amounts will be eligible for payment upon the repayment of the mortgage note. For the three months ended March

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


NOTE 4: ADVISORY AND MANAGEMENT AGREEMENTS (CONTINUED)

        31, 1996 and 1995, portfolio management fees amounted to $62,000 and $102,000, respectively.

        As part of the 1989 amendment to the advisory agreement, the Advisor forgave one-half, or $2,720,000, of the total amount of fees previously deferred pursuant to subordination provisions of the original advisory agreement. The remaining deferred fees are to be paid upon the disposition of Harrisburg. For financial reporting purposes, the deferred balance is being discounted at the rate of 13% per year from December 1, 1996. As of March 31, 1996, the discounted liability for deferred management fees was $2,497,000.

        The Trust has also entered into an agreement with Compass Retail, Inc. ("Compass"), an affiliate of Equitable Real Estate for the on-site management of Harrisburg. Castleton Park was managed by an unaffiliated third-party management company up until the time of its sale.

        Management fees paid to Compass are generally based upon a percentage of rents and certain other charges. Such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the three months ended March 31, 1996 and 1995, management fee expense attributable to services rendered by Compass was $84,000 and $74,000, respectively.

NOTE 5: COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

        Resolution of Anchor Department Store Vacancy

         On May 13, 1996, the Trust and May Department Stores Company
         ("May Company") executed a lease agreement that provides for the opening of a Lord & Taylor department store (a division of May Company) in the anchor space previously occupied by John Wanamaker. The John Wanamaker location at Harrisburg has been closed since October 1995 following Woodard & Lothrop's (the owner of John Wanamaker) sale of certain department stores in this retail chain to May Company pursuant to an August 1995 bankruptcy court auction.
         Given its existing presence at Harrisburg through its recently-opened Hecht's department store, May Company initially pursued an assignment of this leasehold interest to other retail operators before deciding instead to open a Lord & Taylor department store in this location. The execution of such lease agreement has resulted in, among other things, the termination of the legal proceedings initiated by the Trust against the May Company in March 1996 following May Company's failure to open or cause another retail operator to open for business once the John Wanamaker store closed, which was a violation of a continuous operating covenant contained in its lease agreement.

                            EQK REALTY INVESTORS I

                        NOTES TO FINANCIAL STATEMENTS


NOTE 5: COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
        (CONTINUED)

        The new lease agreement with May Company has an initial term of nine years (October 31, 2005), with three renewal options of ten years each. The new lease agreement has a longer committed lease term than the John Wanamaker lease agreement, which stipulated an initial lease term expiration date of October 31, 1999. The financial terms are comparable to those contained in the John Wanamaker lease, although minimum rent payments during the first three years of the lease are anticipated to be approximately $75,000 less per annum. Due to certain rent offsets that John Wanamaker would have otherwise been entitled to, the revenue stream after the third lease year is anticipated to be more favorable to the Trust. In connection with the execution of this lease agreement, the Trust received approval from May Company on behalf of its Hecht's and Lord & Taylor stores to certain modifications to the Mall's site plan which will give the Trust flexibility in future development planning. The opening of a Lord & Taylor store is expected to have a positive impact to lease space to new tenants and to renew leases with existing tenants.

        The Trust anticipates that Lord & Taylor will open its newly renovated store in November 1996. Until the Lord & Taylor store opens, certain tenants will be permitted to pay, pursuant to co-tenancy provisions provided for in their leases, percentage rent in lieu of fixed minimum rentals. Based on the current sales volumes of these tenants, the reduction in rental revenues from amounts that otherwise would have been earned is estimated to be approximately $115,000 per quarter.

        Debt Maturities

        The Trust's mortgage note and term loan mature on December 15, 1996 in the aggregate principal amount of $45,381,000. Management continues to pursue the sale of Harrisburg as a means of repaying its outstanding debt balances. Given that the Trust may hold its investment in Harrisburg beyond 1996, Management has continued to explore its external financing alternatives, including the refinancing of its debt with its existing lenders in anticipation of the mortgage and term loan maturities. Based on its current assessment of the credit markets, Management believes that it can refinance its existing debt if necessary, and that such new facility will be in place on or before the maturity date of the existing debt. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to the sale of Harrisburg will be accelerated to satisfy its debt obligations.

        Other Income

        In March 1996, the Trust was notified by the Fulton County (Georgia) Tax Commissioner's office of a reduction in the assessed value of the real estate underlying Peachtree Dunwoody Pavilion for tax years
        1991 and 1992. As previously disclosed in Note 1, the Trust completed the sale of Peachtree Dunwoody Pavilion during the period 1992-1993. Such reduction in assessed value resulted in a refund of previously paid real estate taxes in the amount of $192,000 which the Trust recognized as other income during the first quarter and subsequently received in April 1996.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the financial statements and notes that appear on pages 3-9.


FINANCIAL CONDITION

CAPITAL RESOURCES

Background

As of March 31, 1996, the Trust's remaining real estate investment is Harrisburg East Mall ("Harrisburg"), a regional shopping center located in Harrisburg, Pennsylvania. During the period 1992 to 1995, the Trust completed the disposition of its two other real estate investments. Castleton Park ("Castleton"), an office park in Indianapolis, Indiana was sold in December 1995, and Peachtree Dunwoody Pavilion was sold in three separate transactions during 1992 and 1993. Consistent with the requirements of its charter, the Trust intends to dispose of its remaining real estate investment, Harrisburg, prior to March 1999. The precise timing of disposition is dependent upon the prevailing conditions in the relevant real estate market and is predicated on the ability of the Trust to extend or refinance its mortgage debt that matures on December 15, 1996 (see discussion below).

Harrisburg Anchor Tenant Status

On May 13, 1996, the Trust and May Department Stores Company ("May
Company") executed a lease agreement that provided for the opening of a Lord & Taylor department store (a division of May Company) in the anchor space previously occupied by John Wanamaker. The John Wanamaker location at Harrisburg has been closed since October 1995 following Woodward & Lothrop's (the owner of John Wanamaker) sale of certain department stores in this retail chain to May Company pursuant to an August 1995 bankruptcy court auction.
Given its existing presence at Harrisburg through its recently-opened Hecht's department store, May Company initially pursued an assignment of this leasehold interest to other retail operators before deciding instead to open a Lord & Taylor department store in this location. The execution of such lease agreement has resulted in, among other things, the termination of the legal proceedings initiated by the Trust against the May Company in March 1996 following May Company's failure to open or cause another retail operator to open for business once the John Wanamaker store closed, which was a violation of a continuous operating covenant contained in its lease agreement.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



The new lease agreement with May Company has an initial term of nine years (October 31, 2005), with three renewal options of ten years each. The new lease agreement has a longer committed lease term than the John Wanamaker lease agreement, which stipulated an initial lease term expiration date of October
31, 1999. The financial terms are comparable to those contained in the John Wanamaker lease, although minimum rent payments during the first three years of the lease are anticipated to be approximately $75,000 less per annum. Due to certain rent offsets that John Wanamaker would have otherwise been entitled to, the revenue stream after the third lease year is anticipated to be more favorable to the Trust. In connection with the execution of this lease agreement, the Trust received approval from May Company on behalf of its Hecht's and Lord & Taylor stores to certain modifications to the Mall's site plan which will give the Trust flexibility in future development planning. The opening of a Lord & Taylor store is expected to have a positive impact to lease space to new tenants and to renew leases with existing tenants.

The Trust anticipates that Lord & Taylor will open its newly renovated store in November 1996. Until the Lord & Taylor store opens, certain tenants will be permitted to pay, pursuant to co-tenancy provisions provided for in their leases, percentage rent in lieu of fixed minimum rentals. Based on the current sales volumes of these tenants, the reduction in rental revenues from amounts that otherwise would have been earned is estimated to be approximately $115,000 per quarter.

Debt Maturities

The Trust's mortgage note and term loan mature on December 15, 1996 in the aggregate principal amount of $45,381,000.  Management continues to pursue the sale of Harrisburg as a means of repaying its outstanding debt
balances.   Given that the Trust may hold its investment in Harrisburg beyond 1996, Management has continued to explore its external financing alternatives, including the refinancing of its debt with its existing lenders in anticipation of the mortgage and term loan maturities. Based on its current assessment of the credit markets, Management believes that it can refinance its existing debt if necessary, and that such new facility will be in place on or before the maturity date of the existing debt. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to the sale of Harrisburg will be accelerated to satisfy its debt obligations.

LIQUIDITY

The Trust's cash flows from operating activities declined $1,176,000 during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decline was primarily attributable to the December 1995 sale of Castleton, as Castleton provided $1,648,000 in operating cash flows during the first quarter of 1995. Also contributing to a decline was the Trust's repayment of a $300,000 loan to its Advisor. The proceeds of this loan had been used to fund an escrow deposit

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



that was released by the lender in connection with the December 1995 debt extension. This decline was partially offset by an increase in Harrisburg's revenues of $208,000 as discussed below, and a decrease in interest paid of $691,000 following the partial repayment of mortgage debt in December 1995 with the proceeds from the sale of Castleton.

As a result of the difficult economic climate facing retailers across the country, the parent companies of certain national tenants have had to give consideration to, and in certain situations have had to implement, plans of reorganization, including filing for protection under the U.S. Bankruptcy Code. Certain of these tenants lease space at Harrisburg. Based on (i) the bankruptcy filings of certain national retailers, (ii) unanticipated closings of other financially-troubled retailers, and (iii) rent relief requests from certain other tenants, Management believes that approximately $250,000 in minimum rents earned in 1995 may not be achieved in 1996 (in addition to the previously discussed decline in minimum rents due to the exercise of co-tenancy provisions by certain tenants). The Trust has received lease termination fees in certain situations that will partially offset this anticipated decline in minimum rents. Further, approximately $160,000 of the $250,000 minimum rent shortfalls relate to short term rent relief agreements with tenants that will terminate once the new Lord & Taylor store opens as scheduled in November 1996. Management will continue to counter the negative trends associated with the current retail economic climate with aggressive leasing and marketing programs.

Cash flows used in investing activities during the three months ended March 31, 1996 and 1995 amounted to $10,000 and $1,976,000, respectively. The 1996 results reflect modest capital additions at Harrisburg while the 1995 results reflect expenditures related to the outparcel building redevelopment and a tenant allowance at Harrisburg, in addition to routine capital expenditures at both Harrisburg and Castleton. The Trust anticipates capital expenditure requirements of approximately $900,000 for the remainder of 1996 for tenant alterations, roof repairs, parking lot overlays, and routine capital additions, although certain of these exenditures may be deferred into future periods at Management's discretion.

During both the quarterly periods ended March 31, 1996 and 1995, cash flows used in financing activities were limited to principal payments on the Trust's debt. Pursuant to the terms of the mortgage debt extensions executed in December 1995, the Trust is required to make principal payments on both the mortgage note and the term loan in 1996, while 1995 scheduled principal payments were required for the term loan only.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The Trust's liquidity requirements for the remainder of 1996 will also include principal and interest payments of approximately $3,166,000 pursuant to the existing loan agreements prior to such debt maturities in December 1996.

The Trust's cash management agreement stipulates that all rental payments from tenants are to be made directly to a third party escrow agent who also funds monthly operating expenses in accordance with a budget approved by the lender. The Trust believes that its cash flow for 1996 will be sufficient to fund its various operating requirements, including budgeted capital expenditures and monthly principal and interest payments, although its discretion with respect to cash flow will be limited by the terms of the cash management agreement. Management believes that the Trust's current cash reserves, coupled with additional cash flow projected to be generated from operations, will permit the Trust to meet its operating, capital and debt service requirements.


RESULTS OF OPERATIONS

For the three months ended March 31, 1996, the Trust reported a net loss of $193,000 ($.02 per share) compared to a net loss of $1,128,000 ($.12 per share) for the three months ended March 31, 1995.

The Trust's revenues for the three months ended March 31, 1996 and 1995 were $1,714,000 and $3,966,000, respectively. The decline in revenues was primarily due to the December 1995 sale of Castleton, as Castleton generated $2,460,000 in revenues for the first quarter of 1995. The decline was partially offset by an increase in Harrisburg's rental revenues in the first quarter of 1996 due to the receipt of $206,000 in lease termination fees.

The Trust's expenses for the three months ended March 31, 1996 and 1995 were $314,000 and $1,451,000, respectively. The decline in expenses was also primarily due to the December 1995 sale of Castleton, as Castleton incurred $1,150,000 in expenses in the first quarter of 1995. There was no significant fluctuation in Harrisburg's expenses between the first quarters of 1996 and 1995.

Interest expense decreased for the first quarter of 1996 by $1,163,000 from the first quarter of 1995

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



due primarily to the mortgage debt reduction following the sale of Castleton. Total debt outstanding at March 31, 1996 was $45,631,000 as compared to $80,471,000 at March 31, 1995. Also, reductions in interest rates for both the mortgage note and term loan, as previously discussed, resulted in lower interest expense of approximately $164,000 as compared to interest charges which would have been incurred at interest rates in effect in 1995.

In March 1996, the Trust was notified by the Fulton County (Georgia) Tax Commissioner's office of a reduction in the assessed value of the real estate underlying Peachtree Dunwoody Pavilion for tax years 1991 and 1992. As previously discussed, the Trust completed the sale of Peachtree Dunwoody Pavilion during the period 1992-1993. Such reduction in assessed value resulted in a refund of previously paid real estate taxes in the amount of $192,000, which the Trust recognized as other income during the first quarter and subsequently received in April 1996.

Other expenses consist of portfolio management fees, other costs related to the operation of the Trust, and interest income earned on cash balances. The decrease in other expenses of $90,000 for the quarter ended March 31, 1996 is attributable to a decrease in advisory fees of $40,000 and to decreases in certain recurring expenses of the Trust.

                           EQK REALTY INVESTORS I

                         PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         On March 22, 1996, the Trust filed complaints of ejectment (eviction) and monetary damages in the local jurisdiction against May Department Stores Company ("May Company") to gain control of the department store space formerly occupied by John Wanamaker. May Company had earlier acquired the leasehold interest in the John Wanamaker store at Harrisburg East Mall from John Wanamaker's owner, Woodward & Lothrop, in an August 1995 bankruptcy court action. Following this sale, the John Wanamaker store at Harrisburg East Mall closed in October 1995. May Company's failure to cause the store to reopen (with either one of its department store divisions or with another retail operator) represented a violation of a continuous operating covenant contained in the lease agreement.

         On May 13, 1996, the Trust and May Company executed a lease agreement that provides for the opening of a Lord & Taylor department store (a division of May Company) in this vacant anchor department store space. The execution of such lease agreement with May Company has resulted in the termination of these legal proceedings.


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

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1996                  EQK REALTY INVESTORS I


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