Form 10-Q
period 1996-06-30
EQK REALTY INVESTORS I
filed 1996-08-14
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549


                                   FORM 10-Q
                                   ---------
(Mark One)


         QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE
[X]      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996
                                        -------------

                                      OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
[ ]      EXCHANGE ACT 1934

         For the transition period from         to
                                        -------    -------

                       Commission File Number:   1-8815
                       ---------------------------------

                            EQK REALTY INVESTORS 1
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Massachusetts                          23-2320360
        ----------------------------------------------------------------
       (State or other jurisdiction of             (I.R.S Employer
        incorporation or organization)             Identification No.)

         5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA    30342
         -----------------------------------------------------------------
          (Address of principal executive offices)            (Zip Code)

                                 (404) 303-6100
           ---------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X          No
                                  --------          --------

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes               No
                                  --------          --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable data: 9,264,344 Shares as of August 13,
1996.                                         -------------------------------
- ----

                             EQK REALTY INVESTORS I


                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1996

                                     INDEX


                                                                         Page
                                                                         ----

     PART I - FINANCIAL INFORMATION


     Item 1.  Balance Sheets as of June 30, 1996                           3
              and December 31, 1995

              Statements of Operations for the three                       4
              and six months ended June 30, 1996 and
              June 30, 1995

              Statements of Cash Flows for the six                         5
              months ended June 30, 1996 and
              June 30, 1995

              Notes to Financial Statements                                6

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                               11


     PART II - OTHER INFORMATION

     Items 1 through 6.                                                   16

     SIGNATURES                                                           18


                             EQK REALTY INVESTORS I

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            June 30,   December 31
                                                                              1996         1995
                                                                          -----------  -----------

                                     ASSETS

Investment in Harrisburg East Mall-held for sale, at lower of cost
   or net realizable value:                                                 $  52,132   $  52,033

   Less accumulated depreciation                                               14,422      13,446
                                                                            ---------   ---------

                                                                               37,710      38,587

Cash and cash equivalents:
    Cash Management Agreement                                                   2,076       2,972
    Other                                                                         958          --

Accounts receivable and other assets                                            6,067       6,650
                                                                            ---------   ---------

TOTAL ASSETS                                                                $  46,811   $  48,209
                                                                            =========   =========

     LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

   Mortgage note payable                                                    $  43,963   $  44,125

   Term loan payable to bank                                                    1,587       1,587

   Accounts payable and other liabilities (including amounts due
      affiliates of $2,692 and $2,765, respectively)                            3,462       4,030
                                                                            ---------   ---------



                                                                               49,012      49,742

Deficit in Shareholders' Equity:

   Shares of beneficial interest, without par value:  10,055,555 shares
      authorized, 9,264,344 shares issued and outstanding                     135,875     135,875

   Accumulated deficit                                                       (138,076)   (137,408)
                                                                            ---------   ---------

                                                                               (2,201)     (1,533)
                                                                            ---------   ---------

TOTAL LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY                       $  46,811   $  48,209
                                                                            =========   =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

==========================================================================================

                            EQK REALTY INVESTORS I
                           STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- ------------------------------------------------------------------------------------------
                                        Three months ended June 30,  Six months ended June
                                        ---------------------------  ---------------------
                                               1996     1995            1996      1995
- ------------------------------------------------------------------------------------------
Revenues from rental operations              $1,412   $4,113          $3,126    $8,079

Operating expenses, net of tenant
  reimbursements (including property
  management fees earned by an affiliate
  of $68, $71, $152 and $145,
  respectively)                                 217    1,411             531     2,862

Depreciation and amortization                   572    1,215           1,196     2,444
- ------------------------------------------------------------------------------------------
Income from rental operations                   623    1,487           1,399     2,773

Other income                                     72       --             264        --

Interest expense                                972    2,152           1,953     4,296

Other expenses, net of interest income
  (including portfolio management fees
  earned by an affiliate of $62, $104,
  $123, and $206, respectively)                 198      225             378       495
- ------------------------------------------------------------------------------------------

Net loss                                      ($475)   ($890)          ($668)  ($2,018)
==========================================================================================

Net loss per share                           ($0.05)  ($0.10)         ($0.07)   ($0.22)
==========================================================================================




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



- --------------------------------------------------------------------------------
                                                      Six months ended June 30,
                                                          1996       1995
- --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               ($668)   ($2,018)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                      1,196      2,444
      Amortization of debt discount                         --        213
      Imputed and deferred interest                        157        816
      Changes in assets and liabilities:
         Increase (decrease) in accounts
            payable and other liabilities                 (725)       161
         Decrease in accounts receivable
            and other assets                               363         43
- --------------------------------------------------------------------------------
Net cash provided by operating activities                  323      1,659
- --------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to real estate investments                    (99)    (3,565)
- --------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of mortgage debt                            (162)        (3)
- --------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents            62     (1,909)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                    2,972      4,701
- --------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                         $3,034     $2,792
================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                        $1,949     $3,350
================================================================================

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

     At June 30, 1996, the Trust's remaining real estate investment is Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. On December 8, 1995, the Trust sold its interest in Castleton Park ("Castleton"), an office park located in Indianapolis, Indiana. During 1993, the Trust sold its two remaining office buildings within its office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion ("Peachtree"). Prior to 1993, the Trust sold two office buildings at Castleton (1991) and five office buildings at Peachtree (1992).

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

     In the opinion of the Trust, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of June 30, 1996, its results of operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995, have been included in the accompanying unaudited financial statements.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS



NOTE 2: BASIS OF PRESENTATION (CONTINUED)

     Net loss per share for the three and six months ended June 30, 1996 and 1995 have been computed on the basis of the 9,264,344 shares outstanding during the periods. Stock warrants held by the Trust's mortgage lender are considered common stock equivalents for purposes of the calculation of net loss per share. However, the warrants have not been included in the calculation of net loss per share for the periods presented since the effect of such calculation would be antidilutive.

NOTE 3: CASH MANAGEMENT AGREEMENT

     In connection with the Trust's mortgage agreement, the Trust entered into a Cash Management Agreement with the mortgage lender and assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the
     lender.   As of June 30, 1996, a balance of $405,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which is funded each month with any excess operating cash flow, are limited to capital expenditures
     approved by the lender.   As of June 30, 1996 the balance of the
     capital reserve account was $1,671,000.

NOTE 4: ADVISORY AND MANAGEMENT AGREEMENTS

     The Trust has entered into an agreement with Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), to act as its "Advisor". The Advisor makes recommendations to the Trust concerning investments, administration and day-to-day operations.

     Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and generally has been payable monthly without subordination. In connection with the one year extension of its existing mortgage debt, which now matures in December 1996, the Advisor agreed to a partial deferral of payment of its 1996 fee. Whereas the fee will continue to be computed as described, payments to the Advisor will be limited to $37,500 per quarter.
     Accrued but unpaid amounts will be eligible for payment upon the repayment of the mortgage note. For

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


NOTE 4: ADVISORY AND MANAGEMENT AGREEMENTS (CONTINUED)

     the six months ended June 30, 1996 and 1995, portfolio management fees amounted to $123,000 and $206,000, respectively.

     As part of the 1989 amendment to the advisory agreement, the Advisor forgave one-half, or $2,720,000, of the total amount of fees previously deferred pursuant to subordination provisions of the original advisory agreement. The remaining deferred fees are to be paid upon the disposition of Harrisburg. For financial reporting purposes, the deferred balance is being discounted at the rate of 13% per year from December 1, 1996. As of June 30, 1996, the discounted liability for deferred management fees was $2,575,000.

     The Trust has also entered into an agreement with Compass Retail, Inc. ("Compass"), an affiliate of Equitable Real Estate, for the on-site management of Harrisburg. Castleton Park was managed by an unaffiliated third-party management company up until the time of its sale.

     Management fees paid to Compass are generally based upon a percentage of rents and certain other charges. Such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the six months ended June 30, 1996 and 1995, management fee expense attributable to services rendered by Compass was $152,000 and $145,000, respectively.


NOTE 5:  COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

     Resolution of Anchor Department Store Vacancy

     On May 13, 1996, the Trust and May Department Stores Company ("May Company") executed a lease agreement that provides for the opening of a Lord & Taylor department store (a division of May Company) in the anchor space previously occupied by John Wanamaker. The John Wanamaker location at Harrisburg East Mall has been closed since October 1995 following Woodward & Lothrop's (the owner of John Wanamaker) sale of certain department stores in this retail chain to May Company pursuant to an August 1995 bankruptcy court auction. Given its existing presence at Harrisburg East Mall through its recently-opened Hecht's department store, May Company initially pursued an assignment of this leasehold interest to other retail operators before deciding instead to open a Lord & Taylor department store in this location. The execution of such lease agreement has resulted in, among other things, the termination of the legal proceedings initiated by the Trust against May Company in March 1996 following May Company's failure to open or cause

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


NOTE 5:  COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
         (CONTINUED)



     another retail operator to open for business once the John Wanamaker store closed, which was a violation of a continuous operating covenant contained in its lease agreement.

     The new lease agreement with May Company has an initial term of nine years (October 31, 2005), with three renewal options of ten years each. The new lease agreement has a longer committed lease term than the John Wanamaker lease agreement, which stipulated an initial lease term expiration date of October 31, 1999. The financial terms are comparable to those contained in the John Wanamaker lease, although minimum rent payments during the first three years of the lease are anticipated to be approximately $75,000 less per annum. Due to certain rent offsets that John Wanamaker would have otherwise been entitled to, the revenue stream after the third lease year is anticipated to be more favorable to the Trust. In connection with the execution of this lease agreement, the Trust received approval from May Company, on behalf of its Hecht's and Lord & Taylor stores, of certain modifications to the Mall's site plan which will give the Trust flexibility in future development planning. The opening of a Lord & Taylor store is expected to have a positive impact on the Trust's ability to lease space to new tenants and to renew leases with existing tenants.

     The Trust anticipates that Lord & Taylor will open its newly renovated store in Spring 1997. Initially, Lord & Taylor had projected an opening prior to the 1996 Holiday shopping season. However, issues affecting
     construction scheduling have delayed the opening date.   Until the Lord &
     Taylor store opens, certain tenants will be permitted to pay, pursuant to co-tenancy provisions provided for in their leases, percentage rent in lieu of fixed minimum rentals. Based on the current sales volumes of these tenants, the reduction in rental revenues from amounts that otherwise would have been earned is estimated to be approximately
     $75,000 to $115,000 per quarter.

     Debt Maturities

     The Trust's mortgage note and term loan mature on December 15, 1996 in the aggregate principal amount of $45,381,000. Given that the Trust expects to hold its investment in Harrisburg beyond 1996 (see discussion in Management's Discussion and Analysis), Management is pursuing its external financing alternatives, including the refinancing of its debt with its existing lenders in anticipation of the mortgage and term loan maturities. Based on its current assessment of the credit markets, Management believes that it can refinance its existing debt, and that such new facility will be in place on or before the maturity date of the existing debt. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to the sale of Harrisburg will be accelerated to satisfy its debt obligations.

                           EQK REALTY INVESTORS I

                        NOTES TO FINANCIAL STATEMENTS



NOTE 5:  COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
         (CONTINUED)


     Other Income

     In March 1996, the Trust was notified by the Fulton County (Georgia) Tax Commissioner's office of a reduction in the assessed value of the real estate underlying Peachtree Dunwoody Pavilion for tax years 1991 and 1992. As previously disclosed in Note 1, the Trust completed the sale of Peachtree Dunwoody Pavilion during the period 1992-1993. Such reduction in assessed value resulted in a refund of previously paid real estate taxes in the amount of $192,000 which the Trust recognized as other income during the first quarter. In June 1996, the Trust was notified by the Fulton County Tax Commissioner's office of an additional tax refund of $72,000, which the Trust received in July 1996 and recognized as other income in the second quarter.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements and notes that appear on pages 3-10.


FINANCIAL CONDITION

CAPITAL RESOURCES

Background

As of June 30, 1996, the Trust's remaining real estate investment is Harrisburg East Mall ("Harrisburg"), a regional shopping center located in Harrisburg, Pennsylvania. During the period 1992 to 1995, the Trust completed the disposition of its two other real estate investments. Castleton Park ("Castleton"), an office park located in Indianapolis, Indiana, was sold in December 1995, and Peachtree Dunwoody Pavilion, an office park located in Atlanta, Georgia, was sold in three separate transactions during 1992 and 1993. Consistent with the requirements of its charter, the Trust intends to dispose of its remaining real estate investment, Harrisburg East Mall, prior to March 1999. Management believes that it is most likely that a prospective buyer will be willing to offer an amount that approximates Harrisburg's stabilized value after Lord & Taylor opens for business and operates for some period of time. Lord & Taylor is currently scheduled to open in the Spring of 1997. In addition, Management believes that Harrisburg's selling price can be further enhanced if Harrisburg is held for a sufficient period of time to permit completion of certain ongoing leasing and development initiatives. Therefore, Management anticipates that Harrisburg will not be sold prior to the December 15, 1996 maturity date of the Trust's mortgage debt
(see discussion below).

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

The new lease agreement with May Company has an initial term of nine years (October 31, 2005), with three renewal options of ten years each. The new lease agreement has a longer committed lease term than the John Wanamaker lease agreement, which stipulated an initial lease term expiration date of October 31, 1999. The financial terms are comparable to those contained in the John Wanamaker lease, although minimum rent payments during the first three years of the lease are anticipated to be approximately $75,000 less per annum. Due to certain rent offsets that John Wanamaker would have otherwise been entitled to, the revenue stream after the third lease year is anticipated to be more favorable to the Trust. In connection with the execution of this lease agreement, the Trust received approval from May Company on behalf of its Hecht's and Lord & Taylor stores to certain modifications to the mall's site plan which will give the Trust flexibility in future development planning. The opening of a Lord & Taylor store is expected to have a positive impact on the Trust's ability to lease space to new tenants and to renew leases with existing tenants.

The Trust anticipates that Lord & Taylor will open its newly renovated store in Spring 1997. Initially, Lord and Taylor had projected an opening prior to the 1996 Holiday shopping season. However, issues affecting construction
scheduling have delayed the opening date.   Until the Lord & Taylor store
opens, certain tenants will be permitted to pay, pursuant to co-tenancy provisions provided for in their leases, percentage rent in lieu of fixed minimum rentals. Based on the current sales volumes of these tenants, the reduction in rental revenues from amounts that otherwise would have been earned is estimated to be approximately $75,000 to $115,000 per quarter.

Debt Maturities

The Trust's mortgage note and term loan mature on December 15, 1996 in the aggregate principal amount of $45,381,000. Given that the Trust expects to hold its investment in Harrisburg beyond 1996, Management is pursuing its external financing alternatives, including the refinancing of its debt with its existing lenders in anticipation of the mortgage and term loan maturities. Based on its current assessment of the credit markets, Management believes that it can refinance its existing debt, and that such new facility will be in place on or before the maturity date of the existing debt. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to the sale of Harrisburg will be accelerated to satisfy its debt obligations.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

The Trust's cash flows from operating activities declined $1,336,000 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decline was primarily due to a reduction in cash flows stemming from the December 1995 sale of Castleton ($2,890,000), partially offset by a reduction in interest payments resulting from the partial repayment of mortgage debt following the sale ($1,401,000). Also, cash provided by operating activities during the first six months of 1996 was reduced by the Trust's repayment of a $300,000 loan to its Advisor. The proceeds of this loan had been used to fund an escrow deposit that was released by the lender in connection with the 1995 debt extension. The effect of this loan repayment was offset by a $192,000 refund of previously paid real estate taxes discussed in
Note 5 to the financial statements and collections of Harrisburg's outstanding receivables of $115,000.

As a result of the difficult economic climate facing retailers across the country, the parent companies of certain national tenants have had to give consideration to, and in certain situations have had to implement, plans of reorganization, including filing for protection under the U.S. Bankruptcy Code. Certain of these tenants lease space at Harrisburg. Based on (i) the bankruptcy filings of certain national retailers, (ii) unanticipated closings of other financially-troubled retailers, and (iii) rent relief requests from certain other tenants, Management believes that approximately $230,000 in minimum rents earned in 1995 may not be achieved in 1996 (in addition to the previously discussed decline in minimum rents due to the exercise of co-tenancy provisions by certain tenants). The Trust has received lease termination fees in certain situations that will partially offset this anticipated decline in minimum rents. Further, approximately $200,000 of the $230,000 in minimum rent shortfalls relate to short-term rent relief agreements that will expire once the new Lord & Taylor store opens as currently scheduled in late 1996. Management will continue to counter the negative trends associated with the current retail economic climate with aggressive leasing and marketing programs.

Cash flows used in investing activities during the six months ended June 30, 1996 and 1995 amounted to $99,000 and $3,565,000, respectively. The 1996 results reflect routine capital additions at Harrisburg while the 1995 results reflect expenditures related to the outparcel building redevelopment and a tenant allowance at Harrisburg, in addition to routine capital expenditures at both Harrisburg and Castleton. The Trust anticipates capital expenditure requirements of approximately $900,000 for the remainder of 1996 for tenant alterations, roof repairs, parking lot overlays, and routine capital additions, although certain of these expenditures may be deferred into future periods at Management's discretion.

During both the six month periods ended June 30, 1996 and 1995, cash flows used in financing

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


activities were limited to principal payments on the Trust's debt. Pursuant to the terms of the one year mortgage debt extensions executed in December 1995, the Trust is required to make principal payments on both the mortgage note and the term loan in 1996, while 1995 scheduled principal payments were required for the term loan only.

The Trust's liquidity requirements for the remainder of 1996 will also include principal and interest payments of approximately $2,112,000 pursuant to the existing loan agreements prior to such debt maturities in December 1996.

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

The Trust records its investments in real estate in accordance with the historical cost accounting convention. Accordingly, the Trust has not written up the cost basis of its investment in Harrisburg to its substantially higher net realizable value. Therefore, Management does not believe that its deficit in shareholders' equity of $2,201,000 at June 30, 1996 is indicative of its current liquidity or distribution that its shareholders will receive upon liquidation.


RESULTS OF OPERATIONS

For the six months ended June 30, 1996, the Trust reported a net loss of $668,000 ($.07 per share) compared to a net loss of $2,018,000 ($.22 per share) for the six months ended June 30, 1995. For the second quarter of 1996, a net loss of $475,000 ($.05 per share) was reported compared to a net loss of $890,000 ($.10 per share) for the second quarter of 1995.

The Trust's revenues for the three and six month periods ending June 30, 1996 were $1,412,000 and $3,126,000, respectively, representing decreases of $2,701,000 and $4,953,000 over the comparable 1995 periods. The decline in revenues was primarily due to the December 1995 sale of Castleton. The decline was partially offset by an increase in Harrisburg's revenues due to the receipt of lease termination fees in the first quarter of 1996. The lease termination fees were partially offset by a decrease in Harrisburg's rental revenues associated with co-tenancy provisions in certain tenants' leases which allow them to pay percentage rent in lieu of fixed minimum rentals until the Lord & Taylor store opens for business.

Operating expenses for the three and six month periods ending June 30, 1996 and 1995 were $217,000 and $531,000, respectively, representing decreases of $1,194,000 and $2,331,000 over the comparable 1995 periods. The decline in expenses was also primarily due to the December 1995

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


sale of Castleton. There was no significant fluctuation in Harrisburg's expenses between the first six months of 1996 and 1995.

Interest expense for the three and six month periods ending June 30, 1996 declined $1,180,000 and $2,343,000, respectively, over the comparable 1995 periods. The decline is due primarily to the mortgage debt reduction following the sale of Castleton. Total debt outstanding at June 30, 1996 was $45,550,000 as compared to $80,919,000 at June 30, 1995. Also, reductions in interest rates applicable in 1996 for both the mortgage note and term loan resulted in lower interest expense as compared to interest charges which would have been incurred at interest rates in effect in 1995.

In March 1996, the Trust was notified by the Fulton County (Georgia) Tax Commissioner's office of a reduction in the assessed value of the real estate underlying Peachtree Dunwoody Pavilion for tax years 1991 and 1992. As previously discussed, the Trust completed the sale of Peachtree Dunwoody Pavilion during the period 1992-1993. Such reduction in assessed value resulted in a refund of previously paid real estate taxes in the amount of $192,000, which the Trust recognized as other income during the first quarter. In June 1996, the Trust was notified by the Fulton County Tax Commissioner's office of an additional tax refund of $72,000 for tax year 1992, which the Trust received in July 1996 and recognized as other income in the second quarter.

Other expenses consist of portfolio management fees, other costs related to the operation of the Trust, and interest income earned on cash balances. The decrease in other expenses of $27,000 and $117,000 for the three and six month periods ending June 30, 1996 is primarily attributable to a decrease in advisory fees.

                             EQK REALTY INVESTORS I

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

        On March 22, 1996, the Trust filed complaints of ejectment (eviction) and monetary damages in the local jurisdiction against May Department Stores Company ("May Company") to gain control of the department store space formerly occupied by John Wanamaker. May Company had earlier acquired the leasehold interest in the John Wanamaker store at Harrisburg East Mall from John Wanamaker's owner, Woodward & Lothrop, in an August 1995 bankruptcy court auction. Following this transaction, the John Wanamaker store at Harrisburg East Mall closed in October 1995. May Company's failure to cause the store to reopen (with either one of its department store divisions or with another retail operator) represented a violation of a continuous operating covenant contained in the lease agreement.

        On May 13, 1996, the Trust and May Company executed a lease agreement that provides for the opening of a Lord & Taylor department store (a division of May Company ) in this vacant anchor department store space. The execution of such lease agreement with May Company has resulted in the termination of these legal proceedings.

ITEM 2. Changes in Securities.

        None

ITEM 3. Defaults Upon Senior Securities.

        None

ITEM 4. Submission of Matters to a Vote of Security Holders.

        The Company's Annual Meeting of Shareholders was held on May 29, 1996. The only matter submitted to a vote at the meeting was the election of five Trustees to serve for the ensuing year. All members were elected without opposition.

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

                             EQK REALTY INVESTORS I

                          PART II - OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K (continued)



(b)     Reports on Form 8-K.

          None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 13, 1996     EQK REALTY INVESTORS I


                          By:  /s/Gregory R. Greenfield
                               ---------------------------
                               Gregory R. Greenfield
                               Executive Vice President and Treasurer
                               (Principal Financial Officer)

                          By:  /s/William G. Brown, Jr.
                               ---------------------------
                               William G. Brown, Jr.
                               Vice President and Controller
                               (Principal Accounting Officer)