Form 10-Q
period 1996-09-30
EQK REALTY INVESTORS I
filed 1996-11-14
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996
                                             ------------------

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[   ]         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             ---------  ---------

                          Commission File No. 1-8815
                          --------------------------

                           EQK REALTY INVESTORS I
           ------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)


           Massachusetts                               23-2320360
     ------------------------------------------------------------------
     (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)              Identification No.)

        5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA  30342
       --------------------------------------------------------------
       (Address of principal executive offices)            (Zip code)

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

                      Yes            No
                          -----         -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
9,264,344 Shares as of  November 13, 1996.

                             EQK REALTY INVESTORS I


                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.          Balance Sheets as of September 30, 1996               3
                 and December 31, 1995

                 Statements of Operations for the three                4
                 and nine months ended September 30, 1996 and
                 September 30, 1995

                 Statements of Cash Flows for the nine                 5
                 months ended September 30, 1996 and
                 September 30, 1995

                 Notes to Financial Statements                         6

Item 2.          Management's Discussion and Analysis
                 Financial Condition and Results
                 of Operations                                        11


PART II - OTHER INFORMATION

Items 1 through 6.                                                    16

SIGNATURES                                                            17


                            EQK REALTY INVESTORS I

                                BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                   September 30,     December 31
                                                                                                       1996             1995
                                                                                                   -------------     -----------
                                     ASSETS

Investment in Harrisburg East Mall-held for sale, at lower of cost
   or net realizable value:                                                                        $      52,223     $    52,033

   Less accumulated depreciation                                                                          14,886          13,446
                                                                                                   -------------     -----------
                                                                                                          37,337          38,587

Cash and cash equivalents:
  Cash Management Agreement                                                                                2,212           2,360
  Other                                                                                                      894             612

Accounts receivable and other assets                                                                       6,059           6,650
                                                                                                   -------------     -----------
TOTAL ASSETS                                                                                       $      46,502     $    48,209
                                                                                                   =============     ===========

               LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

  Mortgage note payable                                                                            $      43,879     $    44,125

  Term loan payable to bank                                                                                1,587           1,587

  Accounts payable and other liabilities (including amounts due
     affiliates of $2,823 and $2,765, respectively)                                                        3,498           4,030
                                                                                                   -------------     -----------


                                                                                                          48,964          49,742

Deficit in Shareholders' Equity:

  Shares of beneficial interest, without par value:  10,055,555 shares
     authorized, 9,264,344 shares issued and outstanding                                                 135,875         135,875

  Accumulated deficit                                                                                   (138,337)       (137,408)
                                                                                                   -------------     -----------
                                                                                                          (2,462)         (1,533)
                                                                                                   -------------     -----------
TOTAL LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY                                              $      46,502     $    48,209
                                                                                                   =============     ===========


                See accompanying Notes to Financial Statements

===============================================================================================================================
                                                      EQK REALTY INVESTORS I
                                                     STATEMENTS OF OPERATIONS
                                             (In thousands, except per share amounts)


-------------------------------------------------------------------------------------------------------------------------------
                                                  Three months ended September 30,              Nine months ended September 30,
                                                        1996             1995                        1996             1995
-------------------------------------------------------------------------------------------------------------------------------
Revenues from rental operations                       $ 1,576           $ 3,990                     $ 4,705            $ 12,069

Operating expenses, net of tenant
  reimbursements (including property
  management fees earned by an affiliate
  of $77, $67,  $229 and $212,
  respectively)                                           123             1,257                         654               4,119

Write-down of investment in real estate                    --             3,200                          --               3,200

Depreciation and amortization                             585             1,321                       1,781               3,765
-------------------------------------------------------------------------------------------------------------------------------

Income (loss) from rental operations                      868            (1,788)                      2,270                 985

Other income                                               --               400                         264                 400

Interest expense                                          971             2,173                       2,924               6,469

Other expenses, net of interest income
  (including portfolio management fees
  earned by an affiliate of $65, $103,
  $188, and $309, respectively)                           158               241                         539                 736
-------------------------------------------------------------------------------------------------------------------------------

Net loss                                              $  (261)          $(3,802)                    $  (929)           $ (5,820)
===============================================================================================================================
Net loss per share                                    $ (0.03)          $ (0.41)                    $ (0.10)           $  (0.63)
===============================================================================================================================


                See accompanying Notes to Financial Statements

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


----------------------------------------------------------------------------------------
                                                         Nine months ended September 30,
                                                              1996            1995
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $  (929)             $ (5,820)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                          1,781                 3,765
      Write-down of investment in real estate                   --                 3,200
      Amortization of debt discount                             --                   366
      Imputed and deferred interest                            236                 1,239
      Changes in assets and liabilities:
         Increase (decrease) in accounts
            payable and other liabilities                     (767)                  664
        (Increase) decrease in accounts receivable
           and other assets                                    249                  (798)
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      570                 2,616
----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to real estate investments                       (190)               (4,895)
----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of mortgage debt                                (246)                   (5)
----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents               134                (2,284)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                        2,972                 4,701
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                            $ 3,106              $  2,417
========================================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                           $ 2,921              $  5,031
========================================================================================

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

     At September 30, 1996, the Trust's remaining real estate investment is Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. On December 8, 1995, the Trust sold its interest in Castleton Park ("Castleton"), an office park located in Indianapolis, Indiana. During 1993, the Trust sold its two remaining office buildings within its office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion ("Peachtree"). Prior to 1993, the Trust sold two office buildings at Castleton (1991) and five office buildings at Peachtree (1992).

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

     In the opinion of the Trust, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995, have been included in the accompanying unaudited financial statements.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS





NOTE 2:  BASIS OF PRESENTATION (CONTINUED)

     Net loss per share for the three and nine months ended September 30, 1996 and 1995 have been computed on the basis of the 9,264,344 shares outstanding during the periods. Stock warrants held by the Trust's mortgage lender are considered common stock equivalents for purposes of the calculation of net loss per share. However, the warrants have not been included in the calculation of net loss per share for the periods presented since the effect of such calculation would be antidilutive.

NOTE 3:  CASH MANAGEMENT AGREEMENT

     In connection with the Trust's mortgage agreement, the Trust entered into a Cash Management Agreement with the mortgage lender and assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating
     expenses in accordance with a budget approved by the lender.   As of
     September 30, 1996, a balance of $166,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which is funded each month with any excess operating cash flow,
     are limited to capital expenditures approved by the lender.   As of
     September 30, 1996 the balance of the capital reserve account was $2,046,000.

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

     the nine months ended September 30, 1996 and 1995, portfolio management fees amounted to $188,000 and $309,000, respectively.

     As part of the 1989 amendment to the advisory agreement, the Advisor forgave one-half, or $2,720,000, of the total amount of fees previously deferred pursuant to subordination provisions of the original advisory agreement. The remaining deferred fees are to be paid upon the disposition of Harrisburg. For financial reporting purposes, the deferred balance is being discounted at the rate of 13% per year from December 1, 1996. As of September 30, 1996, the discounted liability for deferred management fees was $2,654,000.

     The Trust has also entered into an agreement with Compass Retail, Inc. ("Compass"), an affiliate of Equitable Real Estate, for the on-site management of Harrisburg. Castleton Park was managed by an unaffiliated third- party management company up until the time of its sale.

     Management fees paid to Compass are generally based upon a percentage of rents and certain other charges. Such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the nine months ended September 30, 1996 and 1995, management fee expense attributable to services rendered by Compass was $229,000 and $212,000, respectively.

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

     The Trust anticipates that Lord & Taylor will open its newly renovated store in Spring 1997. Initially, Lord & Taylor had projected an opening prior to the 1996 Holiday shopping season. However, issues affecting construction scheduling have delayed the opening date. Until the Lord & Taylor store opens, certain tenants will be permitted to pay, pursuant to co-tenancy provisions provided for in their leases, percentage rent in lieu of fixed minimum rentals. Based on the current sales volumes of these tenants, the reduction in rental revenues from amounts that otherwise would have been earned is estimated to be approximately $75,000 per quarter.

     Debt Maturities

     The Trust's mortgage note and term loan mature on December 15, 1996 in the aggregate principal amount of $45,381,000. Given that the Trust expects to hold its investment in Harrisburg beyond 1996 (see discussion in Management's Discussion and Analysis), Management is in advanced discussions regarding the refinancing of its debt with its existing lenders in anticipation of the mortgage and term loan maturities. Based on these discussions and its current assessment of the credit markets, Management believes that it can extend or refinance its existing debt, and that such new facility will be in place on or before the maturity date of the existing debt. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to the sale of Harrisburg will be accelerated to satisfy its debt obligations.

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


FINANCIAL CONDITION

CAPITAL RESOURCES

Background

As of September 30, 1996, the Trust's remaining real estate investment is Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. During the period 1992 to 1995, the Trust completed the disposition of its two other real estate investments. Castleton Park ("Castleton"), an office park located in Indianapolis, Indiana, was sold in December 1995, and Peachtree Dunwoody Pavilion, an office park located in Atlanta, Georgia, was sold in three separate transactions during 1992 and 1993. Consistent with the requirements of its charter, the Trust intends to dispose of Harrisburg prior to March 1999. Management believes that it is most likely that a prospective buyer will be willing to offer an amount that approximates Harrisburg's stabilized value after Lord & Taylor opens for business and operates for some period of time. Lord & Taylor is currently scheduled to open in the Spring of 1997. In addition, Management believes that Harrisburg's selling price can be further enhanced if Harrisburg is held for a sufficient period of time to permit completion of certain ongoing leasing and development initiatives. Therefore, Management anticipates that Harrisburg will not be sold prior to the December 15, 1996 maturity date of the Trust's mortgage debt (see discussion below).

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

The Trust anticipates that Lord & Taylor will open its newly renovated store in Spring 1997. Initially, Lord & Taylor had projected an opening prior to the 1996 Holiday shopping season. However, issues affecting construction
scheduling have delayed the opening date.   Until the Lord & Taylor store
opens, certain tenants will be permitted to pay, pursuant to co-tenancy provisions provided for in their leases, percentage rent in lieu of fixed minimum rentals. Based on the current sales volumes of these tenants, the reduction in rental revenues from amounts that otherwise would have been earned is estimated to be approximately $75,000 per quarter.

Debt Maturities

The Trust's mortgage note and term loan mature on December 15, 1996 in the aggregate principal amount of $45,381,000. Given that the Trust expects to hold its investment in Harrisburg beyond 1996, Management is in advanced discussions regarding the refinancing of its debt with its existing lenders in anticipation of the mortgage and term loan maturities. Based on these discussions and its current assessment of the credit markets, Management believes that it can extend or refinance its existing debt, and that such new facility will be in place on or before the maturity date of the existing debt. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to the sale of Harrisburg will be accelerated to satisfy its debt obligations.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




LIQUIDITY

The Trust experienced a net decline of $2,046,000 in cash flows from operating activities during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decline was primarily due to a reduction in cash flows of $4,178,000 stemming from the December 1995 sale of Castleton and by the repayment of a $300,000 loan to its Advisor. The proceeds of this loan had been used to fund an escrow deposit that was released by the lender in connection with the 1995 debt extension. The effect of these reductions were partially offset by a reduction in interest payments of $2,110,000 resulting from the partial repayment of mortgage debt following the sale of Castleton, an increase in Harrisburg's cash flows for the nine months ended September 30, 1996 as discussed under Results of Operations (page 14) and a $264,000 refund of previously paid real estate taxes discussed in Note 5 to the financial statements.

As a result of the difficult economic climate facing retailers across the country, the parent companies of certain national tenants have had to give consideration to, and in certain situations have had to implement, plans of reorganization, including filing for protection under the U.S. Bankruptcy
Code. Certain of these tenants lease space at Harrisburg. Based on (i) the bankruptcy filings of certain national retailers, (ii) unanticipated closings of other financially-troubled retailers, and (iii) rent relief requests from certain other tenants, Management believes that approximately $230,000 in minimum rents earned in 1995 may not be achieved in 1996 (in addition to the previously discussed decline in minimum rents due to the exercise of co-tenancy provisions by certain tenants). The Trust has received lease termination fees in certain situations that will partially offset this anticipated decline in minimum rents. Further, approximately $200,000 of the $230,000 in minimum rent shortfalls relate to short-term rent relief agreements that will expire once the new Lord & Taylor store opens as currently scheduled in Spring 1997. Management will continue to counter the negative trends associated with the current retail economic climate with aggressive leasing and marketing programs.

Cash flows used in investing activities during the nine months ended September 30, 1996 and 1995 amounted to $190,000 and $4,895,000, respectively. The 1996 results reflect routine capital additions at Harrisburg while the 1995 results reflect expenditures related to the outparcel building redevelopment and a tenant allowance at Harrisburg, in addition to routine capital expenditures at both Harrisburg and Castleton. The Trust anticipates capital expenditure requirements of approximately $270,000 for the remainder of 1996 for tenant alterations and routine capital additions, although certain of these expenditures may be deferred into future periods at Management's discretion.

During both the nine month periods ended September 30, 1996 and 1995, cash flows used in financing activities were limited to scheduled principal payments on the Trust's debt. Pursuant to the

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


terms of the one year mortgage debt extensions executed in December 1995, the Trust is required to make principal payments on both the mortgage note and the term loan in 1996, while 1995 scheduled principal payments were required for the term loan only.

The Trust's liquidity requirements for the remainder of 1996 will also include principal and interest payments of approximately $1,056,000 pursuant to the existing loan agreements prior to such debt maturities in December 1996.

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

The Trust records its investments in real estate in accordance with the historical cost accounting convention. Accordingly, the Trust has not written up the cost basis of its investment in Harrisburg to its substantially higher net realizable value. Therefore, Management does not believe that its deficit in shareholders' equity of $2,462,000 at September 30, 1996 is indicative of its current liquidity or the distribution that its shareholders will receive upon liquidation.

RESULTS OF OPERATIONS

For the nine months ended September 30, 1996, the Trust reported a net loss of $929,000 ($.10 per share) compared to a net loss of $5,820,000 ($.63 per share) for the nine months ended September 30, 1995. For the third quarter of 1996, a net loss of $261,000 ($.03 per share) was reported compared to a net loss of $3,802,000 ($.41 per share) for the third quarter of 1995.

The Trust's revenues for the three and nine month periods ending September 30, 1996 were $1,576,000 and $4,705,000, respectively, representing decreases of $2,411,000 and $7,364,000 over the comparable 1995 periods. The decline in revenues was primarily due to the December 1995 sale of Castleton. For the three and nine month periods ending September 30, 1995, Castleton accounted for $2,561,000 and $7,625,000 in revenues, respectively. The decline was partially offset by an increase in Harrisburg's revenues for the three and nine month periods ending September 30, 1996 of $147,000 and $261,000, respectively, over the same periods in 1995. The increase in Harrisburg's revenues is largely due to the receipt of lease termination fees totalling $386,000 during 1996.
These

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


fees were partially offset by a decrease in Harrisburg's rental revenues associated with short-term rent relief agreements executed in 1996 that will expire once Lord &Taylor opens as currently scheduled in Spring 1997.

Operating expenses for the three and nine month periods ending September 30, 1996 and 1995 were $123,000 and $654,000, respectively, representing decreases of $1,134,000 and $3,465,000 over the comparable 1995 periods. The decline in expenses was primarily due to the December 1995 sale of Castleton. For the three and nine month periods ending September 30, 1995, Castleton accounted for $1,118,000 and $3,603,000 in expenses, respectively. The decline was partially offset by an increase in Harrisburg's operating expenses for the three and nine month periods ending September 30, 1996 of $57,000 and $138,000, respectively, over the same periods in 1995. The change was due to increases in miscellaneous operating expenses, none of which was individually significant.

Interest expense for the three and nine month periods ending September 30, 1996 declined $1,202,000 and $3,545,000, respectively, over the comparable 1995 periods. The decline is due primarily to the mortgage debt reduction following the sale of Castleton. Total debt outstanding at September 30, 1996 was $45,466,000 as compared to $81,423,000 at September 30, 1995. Also, reductions in interest rates applicable in 1996 for both the mortgage note and term loan resulted in lower interest expense as compared to interest charges which would have been incurred at interest rates in effect in 1995.

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

Other expenses consist of portfolio management fees and other costs related to the operation of the Trust partially offset by interest income earned on cash balances. The decrease in other expenses of $87,000 and $204,000 for the three and nine month periods ending September 30, 1996 is primarily attributable to a decrease in portfolio management and other professional fees.

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



Date:  November 13, 1996                   EQK REALTY INVESTORS I


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