Form 10-K405
period 1996-12-31
EQK REALTY INVESTORS I
filed 1997-03-31
CIK 755926

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] Commission File No. 1-8815

                             EQK REALTY INVESTORS I
                             ----------------------
             (Exact name of Registrant as specified in its Charter)

            Massachusetts                                 23-2320360
---------------------------------           ------------------------------------
(State or other jurisdiction                 (I.R.S.Employer Identification No.)
of incorporation or organization)

5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA             30342
-----------------------------------------------------          ----------
(Address of principal executive offices)                       (Zip Code)

       (Registrant's telephone number, including area code) (404) 303-6100
                                                            --------------
           Securities registered pursuant to Section 12(b)of the Act:


      Title of each class            Name of each exchange on which registered
-------------------------------      ------------------------------------------
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
         The aggregate market value of Shares of Beneficial Interest held by non-affiliates of the Registrant, based on the closing price of the Shares on March 7, 1997 on the New York Stock Exchange of $1.50 per Share, is $11,359,560. As of March 7, 1997, 9,264,344 Shares of Beneficial Interest were outstanding. Officers and Trustees of the Trust (and certain of their family members) and Equitable Realty Portfolio Management, Inc., Advisor to the Trust, are treated as affiliates for the purposes of this computation, with no admission being made that such people or entities are actually affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         The Trust's Proxy Statement relating to its 1997 Annual Meeting of Shareholders is incorporated in Part III, Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS





PART I                                                                   PAGE
Item 1.       Business                                                     2
Item 2.       Properties                                                   7
Item 3.       Legal Proceedings                                           13
Item 4.       Submission of Matters to a Vote of Security Holders         14

PART II

Item 5.       Market for the Registrant's Common Equity and Related
                Stockholder Matters                                       16
Item 6.       Selected Financial Data                                     17
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       17
Item 8.       Financial Statements and Supplementary Data                 24
Item 9.       Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                    24

PART III

Item 10.      Directors and Executive Officers of the Registrant          25
Item 11.      Executive Compensation                                      25
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management                                            25
Item 13.      Certain Relationships and Related Transactions              25


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                       26


                                     PART I


ITEM 1.           BUSINESS.

General Development of Business

                  EQK Realty Investors I, a Massachusetts business trust (the "Trust"), was formed pursuant to a Declaration of Trust dated October 8, 1984 (the "Declaration of Trust"). Equitable Realty Portfolio Management, Inc. ("ERPM," successor in interest to EQK Partners), acts as the "Advisor" to the Trust. ERPM is a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), itself an indirect wholly owned subsidiary of The Equitable Life Assurance Society of the United States ("Equitable"). The principal executive offices of the Trust and of the Advisor are located at 5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, Georgia, 30342, and their telephone number is (404) 303-6100.

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

                  The Trust consummated the public offering of its Shares of Beneficial Interest (the "Shares") on March 12, 1985. The net proceeds to the Trust from such offering, net of underwriting discount, amounted to $170,856,000 before deducting offering expenses of $1,062,000. Certain of those proceeds aggregating $167,032,000 were expended to acquire certain properties on March 13, 1985 (which were comprised of Harrisburg East Mall as described below under "Narrative Description of Business," as well as two properties subsequently sold: Castleton Park or "Castleton," an office park in Indianapolis, Indiana, which was sold in 1995, and Peachtree Dunwoody Pavilion, or "Peachtree," an office complex in Atlanta, Georgia, which was sold during the period 1992-1993).

                  The Declaration of Trust currently provides that actual disposition of the remaining property, Harrisburg East Mall, may occur at any time prior to March 1999. The precise timing of this disposition or an alternative strategic transaction will be at the discretion of the Trustees, depending on both the prevailing conditions in the relevant real estate market and the ability of the Trust to extend or refinance its debt maturing in June 1998 (see Note 2 to the financial statements).

                  Since December 15, 1992, the Trust has had in place a "Mortgage Note" with the Prudential Insurance Company of America, which had an initial balance of $75,689,000, and an original maturity date of December 15, 1995. The interest rates on the Mortgage Note averaged 9.79% over its initial three year term. However, the Mortgage Note agreement required monthly payments of interest only at the rate of 8.54% per annum.

                  The additional interest charges were accrued and added to principal over this initial term of the loan. Absent any prepayments of debt arising from property dispositions, the amount of principal due on the original maturity date of December 15, 1995 would have been $78,928,000. Under the terms of the Mortgage Note agreement, the lender received warrants to purchase 367,868 shares of beneficial interest of the Trust for $.0001 per share, none of which has been exercised.

                  The Trust also has had a "Term Loan" in place since December 15, 1992 bearing interest at 8.33% per annum and requiring payments at the same annual rate of 8.54% as was required under the Mortgage Note agreement. The payments made in excess of the interest rate were applied to the principal balance of the loan such that the original principal balance of $2,859,000 would have been reduced over its three year term to $2,839,000, absent any prepayments arising from property dispositions.

                  On December 8, 1995, the Trust completed the sale of Castleton Park ("Castleton"), its 44 building office park located in Indianapolis, Indiana. The Trust used net proceeds of $35,990,000 (reduced by customary prorations of $2,517,000) to retire $34,738,000 of the Mortgage Note and $1,252,000 of the Term Loan. At the original expiration of the Mortgage Note and Term Loan on December 15, 1995, the remaining balances of $44,125,000 and $1,587,000, respectively, were extended for one year to December 15, 1996 under terms substantially comparable to those previously in effect.

                  The principal balances outstanding under the Mortgage Note and the Term Loan at December 15, 1996, $43,794,000 and $1,585,000, respectively, were extended for 18 months through June 15, 1998. The Mortgage Note remains collateralized by a first mortgage lien on Harrisburg East Mall, an assignment of leases and rents, and certain cash balances. The Term Loan is collateralized by a subordinate lien on Harrisburg East Mall. The Mortgage Note requires payments of interest only at the rate of 8.88% per annum. The Term Loan reflects the same pay rate of 8.88% that is applicable to the Mortgage Note, but also bears interest at an accrual rate that re-sets periodically and is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect through May 18, 1997 averaged 8.12%. The difference between the accrual rate and the pay rate will be subtracted from the principal balance due at maturity.

                  In consideration for the fixed annual interest accrual rate on the Mortgage Note, the Trust paid an up-front application fee of $165,000 and agreed to pay a back end fee of $272,900, plus interest thereon at the contract rate of 8.88%, at the maturity date of June 15, 1998, or the date at which all or any part of the original principal amount is prepaid.

                  In connection with the December 15, 1992 debt financings, the Trust issued 1,675,000 previously repurchased shares of its stock to its Advisor for consideration of $6,700,000, or $4.00 per share. The Trust may, at its discretion, reissue the remaining 791,211 Shares previously repurchased. Any issuance of Shares in excess of the Shares previously repurchased would require shareholder approval.

                  Apart from its initial investments in the Properties, and subject to certain restrictions, the Trust is permitted to make additional real estate investments involving the expansion of existing properties. The Trust has no intentions of acquiring additional real estate interests, but will make certain capital expenditures required to maintain or enhance the value of Harrisburg, including tenant allowances associated with leasing activity.

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

Narrative Description of Business


                  As stated above, the Trust has completed the disposition of two of its three real estate investments. The office buildings comprising Peachtree were sold in three separate transactions during the period 1992 to 1993. Two of the office buildings at Castleton were sold in 1991. The remaining office buildings at Castleton were sold in 1995. The Trust's remaining real estate investment is its regional mall located in Harrisburg, Pennsylvania. The Trust intends to sell Harrisburg East Mall as conditions in the relevant real estate market permit or enter into an alternative strategic transaction. Holding Harrisburg East Mall is subject to the Trust's ability to extend or refinance its mortgage debt that matures in June 1998, and to compliance with the Declaration of Trust which currently requires disposition of all properties by March 1999. The Trust anticipates making certain capital expenditures in order to maintain or enhance the value of the property. The Trust anticipates making 1997 capital expenditures of $1,200,000, which include budgeted tenant allowances of $670,000. Certain of these expenditures are discretionary in nature and therefore may be deferred into future periods.

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

                  Tenants. At December 31, 1996, Harrisburg had 79 mall and outparcel tenants (excluding anchor store tenants) occupying approximately 279,000 square feet of gross leasable area, representing an occupancy rate of 84%. Other than the anchor store spaces, which are occupied by JC Penney, Hecht's and Lord & Taylor, only Toys 'R' Us, which occupies approximately 45,950 square feet of space as the sole tenant in Harrisburg East Mall's outparcel building, occupies more than five percent of the gross leasable area of the Mall.

                  Anchor Department Stores. Harrisburg East Mall has three department stores, two of which are currently occupied by J.C. Penney and Hecht's, a division of May Department Stores Co.("May Company"), which replaced Hess' in November 1995. The third department store space was formerly occupied by John Wanamaker, which closed in October 1995 following Woodward & Lothrop's (the owner of John Wanamaker) sale of certain department stores in this retail chain to May Company pursuant to an August 1995 bankruptcy court auction. Given its existing presence at Harrisburg East Mall through its recently-opened Hecht's department store, May Company initially pursued an assignment of this leasehold interest to other retail operators before deciding in May 1996 to instead open a Lord & Taylor (a division of May Company) department store in this location. The execution of such lease agreement has resulted in, among other things, the termination of the legal proceedings initiated by the Trust against May Company in March 1996 following May Company's failure to open or cause another retail operator to open for business once the John Wanamaker store closed, which was a violation of a continuous operating covenant contained in its lease agreement.

                  Lord & Taylor opened its newly renovated store on March 10, 1997. Initially, Lord & Taylor had projected an opening prior to the 1996 Holiday shopping season. However, issues affecting construction scheduling delayed the opening date. This matter is discussed further under Item 7-Management's Discussion and Analysis.

                 Competition. The following table provides selected information with respect to Harrisburg East Mall's primary existing competitors. Each property is located within eight miles of the Mall.

                                                              Gross Leasable    Anchor
Shopping Center                     Type of Center            Area (Sq. Ft.)    Stores
---------------                     --------------            --------------    ------

Colonial Park Plaza                 Enclosed one-               762,000         Sears
                                    level regional mall                         The Bon Ton
                                                                                Boscov's

Capital City Mall                   Enclosed one-               722,000         Sears
                                    level regional mall                         Hecht's
                                                                                JCPenney

Camp Hill Shopping                  Enclosed one-               505,000         Boscov's
 Center                             level mall                                  Montgomery Ward

Union Square                        Power Center                289,000         Dunham Sports
                                                                                Office Max
                                                                                Gabriel Bros.
                                                                                Weis

Colonial Commons                    Power Center                429,000         Giant, RX Place
                                                                                Service Merchandise
                                                                                Montgomery Ward
                                                                                TJ Maxx

Point Shopping Center               Strip Center                300,000         US Factory Outlet
                                                                                Burlington Coat


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

                  Primary competition for Harrisburg East Mall consists of three regional centers located in the Harrisburg trade area: Colonial Park Plaza, Capital City Mall, and Camp Hill Shopping Center.

                  Colonial Park Plaza, which opened in 1960, is located approximately five miles north of Harrisburg East Mall in the primary trade area, and contains 762,000 square feet of gross leasable area. It is anchored by The Bon-Ton, Sears, and Boscov's, contains 90 in-line specialty retailers and has an occupancy percentage of 90%. In 1990, this one- level center was renovated and expanded to include a food court and additional specialty shops. Colonial Center continues to be Harrisburg East's primary competitor due to the strength of Boscov's and its tenant mix, which is very similar to that found at Harrisburg.

                  Capital City Mall, a one-level center which opened in 1974, is located eight miles west of Harrisburg East Mall in the secondary trade area. The center contains approximately 722,000 square feet of gross leasable area and is anchored by Hecht's, JC Penney, and Sears. It is currently 97.7% occupied, with a strong concentration of boutique style retailers, and with the addition of Hecht's and JC Penney in 1995, offers the same anchor appeal as Harrisburg East Mall.

                  Camp Hill Shopping Center, a former community center originally constructed in 1959, was completely enclosed and renovated in 1987. Camp Hill is located approximately eight miles west of Harrisburg East Mall in the secondary trade area, and contains approximately 505,700 square feet. The center is anchored by Boscov's and Montgomery Ward, and also contains a 42,000 square foot Pathmark Superstore. The tenant mix is mostly comprised of local retailers and occupancy is currently at 95.0%.


ITEM 2.           PROPERTIES.

Harrisburg East Mall

                  General. Harrisburg East Mall is a two-level enclosed regional shopping mall located approximately three miles from the central business district of Harrisburg, Pennsylvania, the state capitol. The Mall contains approximately 869,000 gross leasable square feet and is currently anchored by three major department stores: JCPenney, Hecht's, and Lord & Taylor which opened March 10, 1997 in the space formerly occupied by John Wanamaker which vacated in October 1995. The Mall is located on a site of approximately 64 acres with paved surface parking for approximately 4,763 automobiles (5.5 spaces per 1,000 gross leasable square feet).

                  The total building area of the Mall is allocated as shown in the table below.


                                                      Gross              % of
                                  Number of           Leasable           Total
                                 Store Spaces          Area             Building      Occupancy %
                                    3/15/97          (Sq.Ft.)             Area        at 3/15/97
                                 -----------------   ---------         ---------    -------------
  Gross leasable area
     Anchor Stores (1)                    3            534,013            52.6%          100.0 %
     Mall Stores                        104            283,532            27.9            82.1
     Free-standing building               3             51,381             5.1            89.4
                                        ---            -------            ----           -----

Total gross leasable area               110            868,926            85.6            92.9 %
                                        ---            -------            ----           =====

Common area                                            146,371            14.4
                                                       -------            ----

Total building area                                  1,015,297           100.0 %
                                                     =========           =====


----------------------

(1) On March 10, 1997, Lord & Taylor opened for business in the space formerly occupied by John Wanamaker.


Capital Requirements

                  The Trust will make certain capital expenditures to maintain or enhance the value of Harrisburg East Mall, including tenant allowances associated with leasing activity. The Trust anticipates making 1997 capital expenditures of $1,200,000, which include budgeted tenant allowances of $670,000. Certain of these expenditures are discretionary in nature and therefore may be deferred into future periods.

                  One of the conditions of the Mortgage Note was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the lender. The balance of this account at December 31, 1996 was $1,886,000. Management believes the current cash balance in this account will be sufficient to fund Harrisburg East Mall's capital expenditures requirements.

                  Occupancy Data and Average Effective Annual Rent. Information regarding occupancy rates and average effective annual rent for the property, including anchor and outparcel tenants, is set forth below:


                            1996           1995            1994           1993           1992
                            ----           ----            ----           ----           ----
Occupancy Rate (a)              93.7%         73.6%           94.3%          96.9%          97.5%
                                ====          ====            ====           ====           ====
Total Annual Minimum
Rent (b)                  $4,902,122    $5,110,162      $5,973,828     $5,943,748     $5,591,915

Total Percentage
Rent                         225,419       269,558         294,591        154,039        262,870
                          ----------    ----------      ----------     ----------     ----------
Total Annual Effective
Rent                      $5,127,541    $5,379,720      $6,268,419     $6,097,787     $5,854,785
                          ==========    ==========      ==========     ==========     ==========
Average Annual Rent
Per Square Foot: (c)

Mall Anchor Tenants           $ 1.37        $ 1.32(d)        $1.67          $1.71          $1.71


Outparcel Stores               $7.44         $6.91           $5.69          $6.30          $6.27

Mall Tenants                  $17.08        $16.46          $16.55         $15.48         $14.76

All Tenants                    $6.26         $6.44(d)        $7.49          $7.16          $6.88


-------------------------------------
(a) Occupancy rate at December 31, 1995 reflects vacancy of the former John Wanamaker anchor space. Excluding the effect of the vacancy, the occupancy rate on a pro forma basis at December 31, 1995 was 95.8%. On May 13, 1996, the Trust and May Company executed a lease agreement that provides for the opening of a Lord & Taylor department store. The December 31, 1996 occupancy rate includes the occupancy of Lord & Taylor, which opened for business on March 10, 1997.

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

(d) The decrease in mall anchor tenant rent per square foot in 1995 and rent per square foot for all tenants is due to the replacement of the Hess department store with Hecht's in November 1994, and Hecht's expansion into an adjacent basement space. Hecht's now occupies 187,280 square feet at $1.07 per square foot, whereas Hess formerly occupied

139,656 square feet at $2.18 per square foot.

          Lease Expirations. The lease expiration schedule for mall and outparcel stores as of December 31, 1996 is shown below:

                                                                            % of
                                                           1996             1996
                                           Gross          Minimum         Minimum
                    # of leases            Leased         Annual           Annual
                    expiring(1)        Area (Sq./Ft.)      Rent             Rent
                    -----------        --------------     --------        -------
month to
month                     4                   6,587       172,414           4.1%

1997                      7                  12,752       213,509           5.0%

1998                     14                  14,788       405,506           9.6%

1999                      4                   5,637       148,558           3.5%

2000                     10                  36,166       490,863          11.6%

2001                      8                  17,034       399,846           9.4%

2002                      5                  17,926       180,432           4.3%

2003                      8                  23,109       176,141           4.2%

2004                      5                   8,794       218,416           5.2%

2005                      7                  59,271       393,554           9.3%

2006 and
thereafter                7                  77,791       672,684          15.9%
                     ------              ----------    ----------        -------


TOTAL                    79                 279,855     3,471,923          81.9%
                   ========                 =======     =========      =========


----------------
(1) Assumes no renewal options will be exercised in order to present the earliest point of termination of the leases.

                  Anchor Tenants. The following chart presents tenants that occupy more than 10% of the property's rentable square footage, along with certain provisions contained in their leases:

                         Leased Area           Rent                Lease
Tenant                    (Sq. Ft.)         per Annum         Expiration Date           Renewal Options
------                  ------------        ---------         ---------------           ----------------
Hecht's                   187,280            $200,000             1/31/2007             3-10 Year Options

JCPenney                  153,770            $300,000             3/31/2001             6-5 Year Options

Lord & Taylor(1)          192,963            $150,000            10/31/2005             3-10 Year Options

---------------------------

(1) During 1996, May Company paid rent of $201,080 in accordance with the terms of the John Wanamaker lease and the terms of the new Lord & Taylor lease executed on May 13, 1996. Due to certain rent offsets that John Wanamaker would have otherwise been entitled to, the revenue stream of the Lord & Taylor lease is anticipated to be more favorable to the Trust than the old John Wanamaker lease beginning in the fourth lease year. In connection with the execution of this lease agreement, the Trust received approval from May Company, on behalf of its Hecht's and Lord & Taylor stores, to certain modifications to the Mall's site plan which will give the Trust flexibility in future development planning.

                  Debt. As discussed under Item 1-Business, the Trust completed an 18 month extension of its existing mortgage debt aggregating $45,379,000 effective December 1996 (maturity date of June 15, 1998). The following table sets forth certain information regarding the outstanding debt. Both the Prudential Insurance Company of America Mortgage Loan and the PNC Bank Term Loan may be prepaid in full without penalty.


                                      Principal                                         Principal
                                       Balance                                           Balance
                                        as of         Annual Debt                           at
                    Annual              1996            Service            Maturity      Maturity
Lender               Rate              (000's)           (000's)             Date        (000's)
------              --------          ---------       -----------          ---------     ---------
Prudential          8.88%(1)          $43,794           $3,888             6/15/98       $43,794
PNC                 8.88%(2)            1,585              132             6/15/98         1,585(2)


---------------------------
(1) The extended Mortgage Note agreement with Prudential Insurance Company of America requires monthly interest only payments of $324,000, at 8.88%. In consideration for the fixed annual interest accrual rate, the Trust paid an up-front application fee of

$165,000 and agreed to pay a back end fee of $272,900, plus interest thereon at the contract rate of 8.88%, at the maturity date of June 15, 1998, or the date at which all or any part of the original principal amount is prepaid.

(2)The extended Term Loan agreement with PNC Bank provides for the accrual interest rate to be re-set periodically, and is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect through May 18, 1997 averages 8.12%. The differential between the accrual rate and the pay rate of 8.88% will be added or subtracted to the principal balance due at maturity.


                  Depreciation. As of December 31, 1996, for Federal income tax purposes, the Trust depreciates its assets under the Accelerated Cost Recovery System (ACRS) and the Modified Accelerated Cost Recovery System (MACRS) as follows:


         Buildings:

         Gross Federal Income Tax Basis                       $49,953,000
         Accumulated Depreciation                             $14,151,000
         Depreciation Method                                  Straight Line
         Depreciable Life                                     40 Years

         Land Improvements:

         Gross Federal Income Tax Basis                       $ 2,363,000
         Accumulated Depreciation                             $   187,000
         Depreciation Method                                  Straight Line
         Depreciable Life                                     40 Years

         Personal Property:

         Gross Federal Income Tax Basis                       $   185,000
         Accumulated Depreciation                             $   102,000
         Depreciation Method                                  Straight Line*
         Depreciable Life                                     10 Years*

         *Except for automobiles which are depreciated over a range of 3 to 7 years using the double declining balance method.

                  Real Estate Taxes. Real estate taxes are levied for county and township, and school tax purposes. County and township taxes are payable March 1 and school taxes are payable on September 1. Harrisburg paid $914,000 in real estate taxes in 1996. The 1996 millage rate was 26.886. The county lowered the assessed value of Harrisburg East in 1997. However, the decrease in tax expense associated with the lower assessed value will be substantially offset by a rate increase announced by the county of approximately 2 millage points. Real estate taxes are substantially reimbursed by the tenants through real estate tax recovery billings.

                  Physical Improvements. Since acquiring the Mall in 1985, the Trust has undertaken several physical improvement programs. In 1987, the Trust converted approximately 51,400 square feet of space in the basement of the former Hess's department store space into mall tenant space, at which time it was leased to Toys'R'Us. During 1988, a new food court with approximately 13,000 square feet of gross leasable area was added. In 1991, the Trust completed the conversion of 47,960 square feet of space previously occupied by JCPenney into approximately 31,500 square feet of new leasable area leased at substantially higher rates.

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

                  Upon the expansion of Hecht's into the basement space previously occupied by Toys'R'Us (approximately 51,400 square feet), the Trust renovated Harrisburg East Mall's outparcel building (approximately 51,000 square feet) to accommodate the relocation of Toys'R'Us for a cost of approximately $3,440,000. In addition to the expansion of the anchor tenant space, Hecht's performed an interior renovation of its new department store space.

                  In anticipation of the opening of Lord & Taylor in the former John Wanamaker anchor space, May Company (Lord & Taylor's parent company) completed a major renovation of this anchor store location. Management believes that May Company has spent approximately $10,000,000 on renovations and improvements.

ITEM 3.           LEGAL PROCEEDINGS.

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

                  On May 13, 1996, the Trust and May Company executed a lease agreement that provides for the opening of a Lord & Taylor department store (a division of May Company ) in this vacant anchor department store space. The execution of such lease agreement with May Company resulted in the termination of these legal proceedings.

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


         Name                                        Position
         Phillip E. Stephens                         President
         Gregory R. Greenfield                       Executive Vice President and Treasurer
         William G. Brown, Jr.                       Vice President and Controller
         Scott M. Boggio                             Vice President
         Gary Werkheiser                             Vice President
         Don Henry                                   Vice President
         Linda K. Schear                             Secretary

                  Phillip E. Stephens, age 49, has been Chairman and Chief Executive Officer of Compass Retail, Inc., a subsidiary of Equitable Real Estate, since February 1996, and was President and Chief Executive Officer from January 1992 to January 1996. Mr. Stephens was Executive Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He has also served as President of ERPM since December 1989. Prior to that date and since October 1987, he was President of EQK Partners, the predecessor in interest to ERPM. Prior to that date and since its inception in September 1983, he was Senior Vice President of EQK Partners. Mr. Stephens is also a managing trustee of Arbor Property Trust, successor in interest to EQK Green Acres, L.P.

                  Gregory R. Greenfield, age 40, has been President and Chief Operating Officer of Compass Retail, Inc. since February 1996, and was Executive Vice President and Chief Operating Officer from January 1992 to January 1996. Mr. Greenfield was Senior Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He has also served as Vice President and Treasurer of ERPM since December 1989. Prior to that date and since November 1988, he was Senior Vice President, General Counsel and Secretary of EQK Partners. Mr. Greenfield joined EQK Partners in June 1984. From 1981 to 1984, he was associated with the law firm of Wolf, Block, Schorr and Solis-Cohen.

                  William G. Brown, Jr., age 41, has been Executive Vice President and Chief Financial Officer of Compass Retail, Inc. since February 1996, and was Senior Vice President and Chief Financial Officer from January 1992 through January 1996. Mr. Brown was Vice President of the Compass Retail division of Equitable Real Estate from March 1990 to December 1991. He has also served as a Vice President of ERPM since March 1990. Prior to that date and since November 1988, he was Vice President and Chief Financial Officer of Envirosafe Services, Inc., a hazardous waste management company. Mr. Brown joined Envirosafe in July 1987. From 1981 to 1987, he held financial management positions with IU International Corporation, and from 1978 to 1981, he was associated with the accounting firm of Coopers & Lybrand.

                  Scott M. Boggio, age 37, has been Senior Vice President of Compass Retail, Inc. since February 1996, and was Vice President from February 1992 through January 1996. Mr. Boggio was Director of Construction and Development of the Compass Retail division of Equitable Real Estate from January 1990 to January 1992. He has also served as Assistant Vice President of ERPM since December 1989. Prior to that date and since February 1989, he was Vice President of Construction and Planning of EQK Partners. From 1986 until 1988, he was employed by VMS Realty Management, Inc. as its Northeast Regional Manager. From 1985 to 1986, he was employed by the Linpro Company in acquisitions and site selection.

                  Gary L. Werkheiser, age 37, has been Vice President of Asset Management and Acquisitions of Compass Retail, Inc. since February 1992 and was Director of Asset Management of Equitable Real Estate from May 1990 to January 1992. Prior to that date and since August of 1986, he was a real estate analyst for EQK Partners.

                  Don Henry, age 36, has been Vice President of Portfolio Management with Compass Retail, Inc since January 1996, and was Director of Financial Reporting from September 1993 to December 1995. Prior to that date, and since June 1983, he was associated with the accounting firm of Deloitte & Touche LLP.

                  Linda K. Schear, age 44, has been Senior Vice President and General Counsel to Compass Retail, Inc. since February 1995, and was Vice President and General Counsel from February 1992 to January 1995. Ms. Shear was General Counsel to the Compass Retail division of Equitable Real Estate from April 1990 to February 1992. She has also served as Counsel to ERPM and Vice President of Equitable since April 1990. Prior to that date, she was first an associate and then a partner with the Atlanta law firm of Merritt & Tenney, specializing in commercial real estate.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

                  The Trust's shares of beneficial interest are traded on the New York Stock Exchange (symbol EKR). The Trust is listed in the stock tables as "EQK Rt." As of February 28, 1997, the record number of shareholders of the Trust was 271. Although the Trust does not know the exact number of beneficial holders of its shares, it believes the number exceeds 1,500.

                  The following table presents the high and low prices of the Trust's shares based on the New York Stock Exchange daily composite transactions.


                                       HIGH                        LOW
                                       ----                        ---
Year ended December 31, 1996:

         First Quarter               $  1.500                  $ 1.125
         Second Quarter                 1.750                    1.250
         Third Quarter                  1.750                    1.375
         Fourth Quarter                 1.500                    1.250

Year ended December 31, 1995:

         First Quarter               $  2.250                  $ 1.625
         Second Quarter                 2.250                    1.500
         Third Quarter                  2.125                    1.375
         Fourth Quarter                 2.000                    1.375


There were no distributions to shareholders during 1995 and 1996. It is the Trust's current policy to reinvest all of its excess cash flow into its remaining property to fund capital expenditures and leasing costs. The Trust does not anticipate a change in this policy.

ITEM 6.           SELECTED FINANCIAL DATA.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                      1996         1995          1994         1993         1992
                                                      ----         ----          ----         ----         ----
Revenues from rental operations                  $    6,174    $   15,761   $   16,512   $   18,458      $20,900
Write down of investments in
     real estate (a)                                     --        (3,200)          --           --       (4,001)
Loss before gain on sales of
    real estate and extraordinary loss               (1,488)       (6,575)      (3,459)      (2,351)      (9,993)
Gain on sales of real estate (b)                         --           229           --          282        1,143
Loss before extraordinary loss                       (1,488)       (6,346)      (3,459)      (2,069)      (8,850)
Extraordinary loss from early
    retirement of debt                                   --            --           --       (1,711)          --
Net loss                                             (1,488)       (6,346)      (3,459)      (3,780)      (8,850)
Total assets                                         46,603        48,209       90,258       93,163      103,690
Long-term obligations:
    Mortgage notes payable, net of
      imputed interest and discount                  45,379        45,712       80,032       78,727       86,713
Shareholders' equity (deficit)                       (3,021)       (1,533)       4,813        8,176       11,559
Per share data (c):
    Loss per share:
      Loss before gain on sales of
        real estate and extraordinary
        loss                                     $    (0.16)   $    (0.71)  $    (0.37)  $    (0.25)   $   (1.31)
      Loss before extraordinary loss                  (0.16)        (0.68)       (0.37)       (0.22)       (1.16)
      Net loss                                        (0.16)        (0.68)       (0.37)       (0.41)       (1.16)
    Dividends declared                                 --              --           --           --           --
--------------------------------------------------



(a) To the extent that the net cost investment in any property exceeds its current market value, an allowance is recorded to adjust the net investment to management's estimate of net realizable value. The write-downs in 1992 and 1995 related to the Trust's investment in Castleton Park.

(b) In 1995, the Trust sold Castleton Park and recognized a gain on the sale of $229,000. In 1993, the Trust sold its remaining two buildings at Peachtree Dunwoody Pavilion and recognized a gain on the sale of $282,000. In 1992, the Trust sold five buildings at Peachtree Dunwoody Pavilion and recognized a gain on the sale of $1,143,000.

(c) Calculation is based on 9,264,344 weighted average shares outstanding during all periods presented except 1992, during which 7,653,415 weighted average shares were outstanding.


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

                  As of December 31, 1996, the Trust has completed the disposition of two of its three real estate investments. The office buildings comprising Peachtree were sold in three separate transactions during 1992 and 1993. Two of the office buildings at Castleton were sold in 1991. The remaining 44 office buildings at Castleton were sold in December 1995.

                  The Declaration of Trust currently provides that actual disposition of the remaining property, Harrisburg, may occur at any time prior to March 1999. The precise timing of this disposition or an alternative strategic transaction will be at the discretion of the Trustees, depending on both the prevailing conditions in the relevant real estate market and the ability of the Trust to extend or refinance its debt maturing in June 1998 (see
Note 2 to the financial statements).

                  Over the past several years, the retail industry has experienced a large number of retail store mergers and bankruptcies. Consolidations within the retail industry and the financial difficulties experienced by individual retailers have, in turn, led to a high level of unanticipated store closings and requests for rent relief within regional shopping malls.

                  At Harrisburg, the current state of the retail industry has impacted both its department stores and its smaller specialty stores. Two of the department stores operating in 1994 have since closed, Hess's (November
1994) and John Wanamaker (October 1995). These department store spaces remained "dark" for substantial periods of time pending the opening of their replacements, Hecht's (October 1995) and Lord & Taylor (March 1997).

                  The temporary closure of these department stores permitted certain tenants to exercise co-tenancy provisions pursuant to their leases, which allowed them to pay a lower amount of rent based on a percentage of sales volumes in lieu of fixed minimum rents. Additionally, certain other tenants experienced financial difficulties which led to requests for rent relief and unanticipated store closings. As a result of these matters, the aggregate decline in rental revenues from amounts otherwise provided for under the related lease agreements amounted to approximately $600,000, in total, for 1995 and 1996.

                  These factors, as well as competitive pressures within the retail industry, have adversely affected the value and marketability of regional shopping malls in general and of Harrisburg in particular, and there is no assurance that such adverse effects will not continue or increase in the future.


Mortgage Debt Extensions

                  On December 15, 1996 the Trust extended the maturity dates on its Mortgage Note (remaining balance, $43,794,000) and its Term Loan (remaining balance, $1,585,000) for a period of 18 months (extended maturity date, June 15,
1998). The terms of such debt facilities pursuant to the extensions are substantially comparable to the terms in effect since the original issuance date, December 15, 1992, except as described below. The Mortgage Note and Term Loan were previously extended from their original maturity date on December 15, 1995 to December 15, 1996. The Mortgage Note remains collateralized by a first mortgage lien on Harrisburg, an assignment of leases and rents, and certain cash balances. The Term Loan is collateralized by a subordinate lien on Harrisburg.

                  The Mortgage Note agreement has been amended to provide for monthly payments of interest only accruing at the rate of 8.88% per annum ($324,000 per month). This interest rate reflects an increase from the 8.54% interest rate in effect during the previous extension period (December 16, 1995 to December 15, 1996). The average rate in effect during the initial three year term of the debt was 9.79% per annum.

                  In consideration for the fixed annual interest accrual rate on the Mortgage Note agreement, the Trust paid an up-front application fee of $165,000 and agreed to pay a back end fee of $272,900, plus interest thereon at the contract rate of 8.88%, at the maturity date of June 15, 1998, or the date at which all or any part of the original principal amount is prepaid.

                  The Term Loan reflects the same pay rate of 8.88% that is applicable to the Mortgage Note, but accrues interest at a rate that re-sets periodically. The accrual rate is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect through May 18, 1997 averaged 8.12%. The difference between the accrual rate and the pay rate will be reflected in the principal balance due at maturity.

                  In the event that the Trust does not sell Harrisburg before the Mortgage Note and Term Loan mature on June 15, 1998, Management will explore its external financing alternatives, including the refinancing of its debt with the existing lenders. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to liquidating Harrisburg will be accelerated to satisfy its debt obligations.

Harrisburg East Mall

                  As discussed in Note 8 to the financial statements, on May 13, 1996, the Trust and May Department Stores Company ("May Company") executed a lease agreement that provides for the opening of a Lord & Taylor department store (a division of May Company) in the anchor space previously occupied by John Wanamaker. The John Wanamaker location at Harrisburg has been closed since October 1995 following Woodward & Lothrop's (the owner of John Wanamaker) sale of certain department stores in this retail chain to May Company pursuant to an August 1995 bankruptcy court auction. Given its existing presence at Harrisburg through its recently opened Hecht's department store, May Company initially pursued an assignment of this leasehold interest to other retail operators before deciding instead to open a Lord & Taylor department store in this location. The execution of such lease agreement has resulted in, among other things, the termination of the legal proceedings initiated by the Trust against May Company in March 1996 following May Company's failure to open or cause another retail operator to open for business once the John Wanamaker store closed, which was a violation of a continuous operating covenant contained in its lease agreement.

                  The new lease agreement with May Company has an initial term of nine years (October 31, 2005), with three renewal options of ten years each. The new lease agreement has a longer committed lease term than the John Wanamaker lease agreement, which stipulated an initial lease term expiration date of October 31, 1999. The financial terms are comparable to those contained in the John Wanamaker lease, although minimum rent payments during the first three years of the lease are anticipated to be approximately $75,000 less per annum. Due to certain rent offsets that John Wanamaker would have otherwise been entitled to, the revenue stream after the third lease year is anticipated to be more favorable to the Trust. In connection with the execution of this lease agreement, the Trust received approval from May Company, on behalf of its Hecht's and Lord & Taylor stores, to certain modifications to the Mall's site plan which will give the Trust flexibility in future development planning. The opening of a Lord & Taylor store is expected to have a positive impact on the Trust's ability to lease space to new tenants and to renew leases with existing tenants.

                  Lord & Taylor opened its newly renovated store on March 10, 1997. Initially, Lord & Taylor had projected an opening prior to the 1996 Holiday shopping season. However, issues affecting construction scheduling delayed the opening date. Prior to the opening of the Lord & Taylor store, certain tenants were permitted to pay, pursuant to co-tenancy provisions in their leases, percentage rent in lieu of fixed minimum rentals. With the opening of the Lord & Taylor store, it is anticipated that most tenants will revert to payment of fixed minimum rent (see further discussion in Results of Operations).

                  One of the conditions of the Mortgage Note was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the lender. The cash balance of the Trust's capital reserve account at December 31, 1996 was $1,886,000. Management believes the current cash balance in this account will be sufficient to fund Harrisburg's capital expenditure requirements discussed below.

LIQUIDITY

                  The comparability of the Statements of Cash Flows during 1994 to 1996 is affected by the property dispositions and debt repayments that occurred during this time period.

                  During 1996, the Trust generated cash flows from operating activities of $1,217,000, an increase of $94,000 from the prior year's operating cash flows of $1,123,000. This increase in operating cash flows was primarily attributable to a decline in cash paid for interest following the December 1995 partial repayment of mortgage debt ($2,816,000), an increase in Harrisburg's cash flows from operations related to the receipt of lease termination fees ($451,000) and to accelerated collections of real estate tax recoveries ($150,000), and the receipt of a $268,000 refund of previously paid real estate taxes related to reductions in the 1991 and 1992 assessed values of Peachtree (see Note 9). These increases were partially offset by the loss of Castleton's operating cash flow following the sale in December 1995 (which amounted to $3,656,000 in 1995).

                  During 1995, the cash flow provided by operating activities declined by $1,061,000 compared to 1994. The decline was primarily attributable to the accelerated payment of $1,425,000 for Castleton's real estate taxes in connection with sale of the property in December, and a $619,000 decrease in rental revenues for Harrisburg as described below. This decline was partially offset by a $400,000 real estate tax refund and a reduction in operating expenses of $433,000 for Castleton and Harrisburg which are also described below.

                  Cash flows used in investing and financing activities during 1996 were for routine capital expenditures ($195,000) and scheduled repayments of debt ($333,000).

                  With respect to 1995, cash flows generated from investing activities and cash flows used in financing activities were largely a function of the sale of Castleton and the resulting repayment of mortgage debt in December 1995. Net cash provided by investing activities in 1995, $33,145,000, was due to the receipt of proceeds from the sale of Castleton, $38,507,000, partially offset by additional investments in real estate, including $3,440,000 related to the redevelopment of the Harrisburg outparcel building. Net cash used in financing activities in 1995, $35,997,000 primarily related to the application of sales proceeds of $35,990,000 (net of customary prorations) to retire a portion of the trust's mortgage indebtedness.

                  During 1994, the Trust used $3,192,000 in investing activities and $7,000 in financing activities. Cash used in investing activities in 1994 primarily related to routine capital additions at the Properties, while cash used in financing activities was for scheduled principal payments on the Trust's term loan.

                  The Trust will make certain capital expenditures to maintain or enhance the value of the property, including tenant allowances associated with leasing activity. The Trust anticipates making 1997 capital expenditures of up to $1,200,000, which include budgeted tenant allowances of $670,000. Certain of these expenditures are discretionary in nature and therefore may be deferred into future periods.

                  In addition to capital expenditure requirements described above, liquidity requirements for 1997 will also include principal and interest payments of $4,020,000 pursuant to existing loan agreements. These loan agreements mature on June 15, 1998; the principal balance at maturity will be approximately $45,379,000.

                  The Trust's cash management agreement stipulates that all rental payments from tenants are to be made directly to a third party escrow agent that also funds monthly operating expenses in accordance with a budget approved by the lender. The Trust believes that its cash flow for 1997 will be sufficient to fund its various operating requirements, including budgeted capital expenditures and monthly principal and interest payments, although its discretion with respect to cash flow management will be limited by the terms of the cash management agreement. Management believes that the Trust's current cash reserves, coupled with additional cash flow projected to be generated from operations, will permit the Trust to meet its operating, capital and debt service requirements.

                  As discussed above and in Note 1 to the financial statements, the Trust records its investments in real estate in accordance with the historical cost accounting convention. Accordingly, the Trust has not written up the cost basis of its investment in Harrisburg to its substantially higher net realizable value. Therefore, Management does not believe that its deficit in shareholders' equity of $3,021,000 at December 31, 1996 is indicative of its current liquidity or the net distribution that its shareholders will receive upon liquidation.


RESULTS OF OPERATIONS

                  For the year ended December 31, 1996, the Trust reported a net loss of $1,488,000 ($.16 per share) compared to net losses of $6,346,000 ($.68 per share) and $3,459,000 ($.37 per share) for the years ended December 31, 1995 and 1994, respectively. The year ended December 31, 1995 includes a write-down of the investment in Castleton of $3,200,000 ($.35 per share) and the gain on the sale of Castleton of $229,000 ($0.03 per share). The 1994 period was impacted by a write-off of $429,000 of capitalized pre-development costs.

                The Trust's revenues for the year ended December 31, 1996 were $6,174,000, which represented a $9,587,000 decrease from the 1995 amount of $15,761,000. This decline was primarily due to the sale of Castleton, which accounted for revenues of $9,554,000 for the year ended December 31, 1995. At Harrisburg, rental revenues declined from amounts recognized in 1995 due to the effects of tenant bankruptcies and short-term rent relief agreements ($216,000), lower percentage rent due to decreases in certain tenants' sales volumes ($90,000) and a non-cash adjustment to the calculation of minimum rents recognized on a straight-line basis over the terms of tenant leases ($300,000). However, such decreases were substantially offset by collections of lease termination fees of $450,000 and an increase of $135,000 in temporary tenant rental revenues.

                  Given the opening of Lord & Taylor on March 10, 1997, it is anticipated that revenues will increase by approximately $350,000 over 1996. Such increase is expected to result from increased rent payments from certain tenants whose payment obligations had been reduced pursuant to the exercise of contenancy provisions and short-term rent relief agreements associated with anchor store vacancies. With the opening of Lord & Taylor, such provisions and agreements will expire and these tenants will revert to paying fixed minimum rent.

                  Revenue from rental operations of $15,761,000 during 1995 declined from $16,512,000 during 1994, primarily due to a decrease in rental revenue of $584,000 from Harrisburg. This decline is primarily the result of rental reductions pursuant to cotenancy provisions of certain tenant leases which first became applicable upon the closure of Hess's Department Store in November 1994 until its replacement, Hecht's, re-opened in October 1995. These cotenancy provisions continued to be operable upon the October 1995 closure of John Wanamaker. The decrease in Harrisburg rental revenues is also attributable to the partial year vacancy of the outparcel building during its 1995 renovation, and to lower net utility income due to increased maintenance expenses.

                  Operating expenses for the year ended December 31, 1996 were $887,000, which declined from the related 1995 amounts of $5,403,000. The decline is primarily due to the sale of Castleton, which accounted for expenses of $4,600,000 for the year ended December 31, 1995. This decline in annual expenses was offset by a net increase in Harrisburg operating expenses of $77,000. The annual increase was due to an increase in bad debt expenses of $151,000 due to tenant bankruptcies in 1996 and an increase in administrative expenses of $50,000. These increases were offset by decreases in advertising expenses of $94,000 and sales tax expenses of $53,000 attributable to non-recurring items in 1995.

                  Operating expenses for the year ended December 31, 1995 were $5,403,000, which declined from the related 1994 amounts of $5,836,000. The annual declines were attributable to lower operating expenses for both Harrisburg and Castleton. At Castleton, operating expenses decreased due to a reduction in repairs and maintenance expenses and a reduction in real estate tax expense resulting from both a valuation reassessment and the expense proration effective with the 1995 sale. These declines were partially offset by an increase in security costs. Harrisburg's operating expenses decreased in 1995 due to unexpected recoveries of previously recognized bad debts and reductions in legal and consulting costs.

                  Interest expense for the years ended December 31, 1996, 1995, and 1994 was $3,896,000, $8,302,000 and $8,132,000, respectively. The decrease in interest expense in 1996 as compared to 1995 is primarily attributable to the lower average debt balances outstanding in 1996 following the mortgage debt repayment in December 1995, as well as decreases in the interest accrual rates for both the Mortgage Note and Term Loan. The increase in interest expense in 1995 as compared to 1994 is due to an increase in the Mortgage Note principal balance from accrued but not currently payable interest and the amortization of non-cash expense arising from the issuance of warrants to the lender.

                  Other expenses consist of portfolio management fees, other costs related to the operation of the Trust, and interest income earned on cash balances. Other expenses decreased $227,000 in 1996 from 1995 balances. The decrease is primarily attributable to a decrease in portfolio management and other professional fees. There was no significant fluctuation in other expenses between 1995 and 1994.

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



ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING DISCLOSURE.

                  None.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Incorporated by reference to the Trust's Proxy Statement relating to its 1997 Annual Meeting of Shareholders.

ITEM 11.          EXECUTIVE COMPENSATION.

                  Incorporated by reference to the Trust's Proxy Statement relating to its 1997 Annual Meeting of Shareholders.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  Incorporated by reference to the Trust's Proxy Statement relating to its 1997 Annual Meeting of Shareholders.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Incorporated by reference to the Trust's Proxy Statement relating to its 1997 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8K.



                                                                                 Page
                                                                                Number
(a)      The following documents are filed as part of this
         report:
         1.       Financial Statements
                  Balance Sheets at December 31, 1996 and 1995
                  Statements of Operations for the years ended
                    December 31, 1996, 1995 and 1994
                  Statements of Shareholders' Equity
                    for the years ended December 31, 1996,
                    1995 and 1994
                  Statements of Cash Flows for the years ended
                    December 31, 1996, 1995 and 1994
                  Notes to financial statements, including
                    supplementary data
         2.       Financial Statement Schedule
                           Schedule III:   Real Estate and Accumulated
                                           Depreciation
                  Independent Auditors' Report All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements, or the related notes thereto.
         3.       Exhibits
                  (2)      None.
                  (3)      (a)      Form of Amended and Restated
                                    Declaration of Trust, as amended.(2)
                           (b)      Trustees' Regulations, as amended.(2)
                  (4)      Form of certificate for Shares of
                           Beneficial Interest.(1)
                  (9)      None.
                  (10)     (a)      Form of Advisory Agreement between
                                    the Registrant and EQK Partners.(1)
                           (e)      Property management agreement
                                    between Salomon Brothers Peachtree
                                    Properties Inc. and Equitable Real
                                    Estate Investment Management, Inc.
                                    with respect to Peachtree-Dunwoody
                                    Pavilion.(1)


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



                                                                                    Page
                                                                                    Number
        (oo)     Deed to Secure Debt and Security
                 Agreement (Peachtree) dated as of December
                 16, 1992 between the Registrant and
                 Provident National Bank(7)
        (pp)     Open-End Mortgage and Security
                 Agreement (Harrisburg) dated as of December
                 16, 1992 between the Registrant and
                 Provident National Bank(7)
        (qq)     Assignment of Lessor's Interest in Leases
                 (Castleton) dated as of December 16, 1992
                 between the Registrant and Provident
                 National Bank(7)
        (rr)     Assignment of Lessor's Interest in Leases
                 (Peachtree) dated as of December 16, 1992
                 between the Registrant and Provident
                 National Bank(7)
        (ss)     Assignment of Lessor's Interest in Leases
                 (Harrisburg) dated as of December 16, 1992
                 between the Registrant and Provident
                 National Bank(7)
        (tt)     Assignment of Cash Collateral Account and
                 Security Agreement dated as of December 16,
                 1992 between the Registrant and Provident
                 National Bank(7)
        (uu)     Purchase and Sale Agreement dated
                 July 6, 1993 between Lawrence E.
                 Cooper and the Registrant(8)
        (vv)     Amendment dated October 1, 1993
                 to Exhibit 10(cc)(8)
        (ww)     Amendment dated December 3, 1993
                 to Exhibits 10(ll) and 10(mm)(8)
        (xx)     Purchase Agreement for Real Property and
                 Escrow Instructions (9)
        (yy)     Note, Mortgage, and Modification agreement
                 dated December 15, 1995 between the
                 Registrant and The Prudential
                 Insurance Company of America(10)
        (zz)     Mutual Estoppel and Modification Agreement
                 dated December 15, 1995 between the
                 Registrant and The Prudential Insurance
                 Company of America(10)





                                                                                                 Page
                                                                                                Number
                                                                                                ------
         (aaa)    Amended Mutual Estoppel and Modification
                  Agreement dated December 15, 1995 between
                  the Registrant, PNC Bank, National Association,
                  and The Prudential Insurance Company of America(10)
         (bbb)    Extension and Partial Paydown of loan from
                  PNC Bank National Association, dated
                  December 15, 1995 to EQK Investors I(10)
         (ccc)    Second Amendment to Second Amended and Restated Loan
                  Agreement from PNC Bank National Association dated
                  December 15, 1996
         (ddd)    Third Amended and Restated Note from PNC Bank National
                  Association dated December 15, 1996
         (eee)    First Amended Note, Mortgage and Note Modification
                  Agreement from the Prudential Insurance Company of America dated December 15, 1996
         (fff)    Mutual Estoppel and Modification Agreement dated December
                  15, 1996 between the Registrant and the Prudential Insurance
                  Company of America and PNC Bank National Association
     27           Financial Data Schedule (for SEC use only)




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

         None

(c)      See paragraph (a) 3. above

(d)      See paragraph (a) 2. above



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

         (10) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for fiscal year ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.

                                                   EQK Realty Investors I



                                                   By:  /s/Phillip E. Stephens
                                                      --------------------------
                                                           Phillip E. Stephens
                                                           President and Trustee

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 31, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.


Signatures                                                    Title
----------                                                    -----
/s/Phillip E. Stephens                                        President (Principal Executive
----------------------------------                             Officer) and Trustee
Phillip E. Stephens


/s/Gregory R. Greenfield                                      Executive Vice President and Treasurer
----------------------------------                             (Principal Financial Officer)
Gregory R. Greenfield


/s/William G. Brown, Jr.                                      Vice President and Controller
----------------------------------
William G. Brown, Jr.


/s/Sylvan M. Cohen                                            Trustee
----------------------------------
Sylvan M. Cohen


/s/Alton G. Marshall                                          Trustee
----------------------------------
Alton G. Marshall


/s/George R. Peacock                                          Trustee
----------------------------------
George R. Peacock


/s/Robert C. Robb, Jr.                                        Trustee
----------------------------------
Robert C. Robb, Jr.


INDEPENDENT AUDITORS' REPORT

Board of Trustees and Shareholders
EQK Realty Investors I:

We have audited the accompanying balance sheets of EQK Realty Investors I (a Massachusetts business trust) as of December 31, 1996 and 1995 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of EQK Realty Investors I as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/s/DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 14, 1997

                             EQK REALTY INVESTORS I

                                 BALANCE SHEETS
                       (In thousands, except share data)



                                                                            December 31,  December 31,
                                                                                1996          1995
                                                                            ------------  ------------
ASSETS


Investment in Harrisburg East Mall, at cost                                  $  52,228    $  52,033

        Less accumulated depreciation                                           15,338       13,446
                                                                             ---------    ---------
                                                                                36,890       38,587

Cash and cash equivalents:
    Cash Management Agreement                                                    2,667        2,360
    Other                                                                          994          612

Deferred leasing costs (net of accumulated amortization of                       4,041        4,331
        $1,629 and $1,361, respectively)

Accounts receivable and other assets                                             2,011        2,319
                                                                             ---------    ---------
TOTAL ASSETS                                                                 $  46,603    $  48,209
                                                                             =========    =========


LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

        Mortgage Note payable                                                $  43,794    $  44,125

        Term Loan payable to bank                                                1,585        1,587

        Accounts payable and other liabilities (including amounts due
                affiliates of $2,940 and $2,765, respectively)                   4,245        4,030
                                                                             ---------    ---------


                                                                                49,624       49,742

Deficit in Shareholders' Equity:

        Shares of beneficial interest, without par value:  10,055,555 shares
                authorized, 9,264,344 shares issued and outstanding            135,875      135,875

        Accumulated deficit                                                   (138,896)    (137,408)
                                                                             ---------    ---------
                                                                                (3,021)      (1,533)
                                                                             ---------    ---------
TOTAL LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY                        $  46,603    $  48,209
                                                                             =========    =========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            EQK REALTY INVESTORS I
                           STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                         Years ended December 31,
------------------------------------------------------------------------------------
                                                       1996        1995        1994
------------------------------------------------------------------------------------
Revenues from rental operations                    $  6,174    $ 15,761    $ 16,512

Operating expenses, net of tenant
  reimbursements (including property
  management fees earned by an affiliate
  of $297, $291 and $314, respectively)                 887       5,403       5,836

Depreciation and amortization                         2,391       4,848       4,612

Other income                                           (268)       (400)       --

Write-off of capitalized predevelopment costs          --          --           429

Write-down of investment in real estate                --         3,200        --
-----------------------------------------------------------------------------------
Income from rental operations                         3,164       2,710       5,635

Interest expense                                      3,896       8,302       8,132

Other expenses, net of interest income
(including portfolio management fees
 earned by an affiliate of $250, $403 and $430,
 respectively)                                          756         983         962
-----------------------------------------------------------------------------------
Loss before gain on sale of real estate              (1,488)     (6,575)     (3,459)

Gain on sale of real estate                            --           229        --
-----------------------------------------------------------------------------------
Net loss                                           ($ 1,488)   ($ 6,346)   ($ 3,459)
===================================================================================
Loss per share:
   Loss before gain on sale of real estate         ($  0.16)   ($  0.71)   ($  0.37)

   Gain on sale of real estate                         --      $   0.03        --
-----------------------------------------------------------------------------------
Net loss                                           ($  0.16)   ($  0.68)   ($  0.37)
===================================================================================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  Shares of
                                                  Beneficial  Accumulated
                                                  Interest      Deficit        Total
-------------------------------------------------------------------------------------
Balance, December 31, 1993                       $ 135,779   ($127,603)   $   8,176

Net loss                                              --        (3,459)      (3,459)

Issuance of 51,226 warrants in
     connection with financing                          96        --             96
------------------------------------------------------------------------------------
Balance, December 31, 1994                         135,875    (131,062)       4,813
------------------------------------------------------------------------------------
Net loss                                              --        (6,346)      (6,346)

Balance, December 31, 1995                         135,875    (137,408)      (1,533)
------------------------------------------------------------------------------------
Net loss                                              --        (1,488)      (1,488)

BALANCE, DECEMBER 31, 1996                       $ 135,875   ($138,896)   ($  3,021)
====================================================================================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

-----------------------------------------------------------------------------------------
                                                          Years ended December 31,
                                                       1996        1995        1994
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                         ($ 1,488)   ($ 6,346)   ($ 3,459)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Write-down of investment in real estate          --         3,200        --
      Depreciation and amortization                   2,391       4,848       4,612
      Amortization of debt discount                    --           460         334
      Imputed and deferred interest                     302       1,494       1,320
      Gain on sale of real estate                      --          (229)       --
      Changes in assets and liabilities:
      Decrease in accounts
          payable and other liabilities                 (87)     (1,661)       (388)
      (Increase) decrease in accounts receivable
         and other assets                                99        (643)       (235)
-----------------------------------------------------------------------------------------
Net cash provided by operating activities             1,217       1,123       2,184
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of real estate                    --        38,507        --
  Additions to real estate investments                 (195)     (5,362)     (2,976)
  Payment of real estate disposition fee               --          --          (216)
-----------------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                                 (195)     33,145      (3,192)
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
   Scheduled repayments of debt                        (333)         (7)         (7)
   Repayments of debt due to sale of property          --       (35,990)       --
-----------------------------------------------------------------------------------------
Net cash used in financing activities                  (333)    (35,997)         (7)
-----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents        689      (1,729)     (1,015)
Cash and cash equivalents
  beginning of year                                   2,972       4,701       5,716
-----------------------------------------------------------------------------------------
Cash and cash equivalents
  end of year                                      $  3,661    $  2,972    $  4,701
=========================================================================================

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

         At December 31, 1996, the Trust's remaining real estate investment is Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center in Harrisburg, Pennsylvania. On December 8, 1995, the Trust sold its interest in Castleton Park ("Castleton"), an office park in Indianapolis, Indiana (see Note
3). During 1993, the Trust sold its two remaining office buildings within its office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion or "Peachtree" (see Note 3). Prior to 1993, the Trust completed the sale of two office buildings at Castleton (1991) and five office buildings at Peachtree (1992).

                  The Declaration of Trust currently provides that actual disposition of the remaining property, Harrisburg, may occur at any time prior to March 1999. The precise timing of this disposition or an alternative strategic transaction will be at the discretion of the Trustees, depending on both the prevailing conditions in the relevant real estate market and the ability of the Trust to extend or refinance its debt maturing in June 1998 (see
Note 2 to the financial statements).

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

VALUATION OF REAL ESTATE:

In accordance with SFAS 121, the Company reviews for impairment, on a quarterly basis, real estate investments whenever events or changes in circumstances indicate that the carrying amount may not be reasonable based on estimates of future undiscounted cash flows without interest expense. In the event of an impairment, the real estate investment is written down to its fair market value. Real estate investments to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal.

DEFERRED LEASING COSTS:

     Costs incurred in connection with the execution of a new lease including leasing commissions, costs associated with the acquisition or buyout of existing leases, and legal fees are deferred and amortized over the

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS


term of the new lease. Included in deferred leasing costs is the unamortized portion of a 1990 payment of $5,500,000 made to an anchor tenant at Harrisburg in exchange for the tenant relinquishing space that was subsequently converted into leasable area for mall shops.

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

STATEMENTS OF CASH FLOWS:

         Cash equivalents include short-term investments with an original maturity of three months or less. Included in the statements of cash flows are cash payments for interest of $3,886,000, $6,703,000, and $6,746,000 in 1996,
1995 and 1994, respectively. Such amounts are net of interest costs of $69,000 capitalized in 1995.

         As of December 31, 1993, the Trust accrued additions to investments in real estate and a real estate disposition fee payable to the Advisor in the amounts of $489,000 and $216,000, respectively. Such amounts were paid in 1994.

         As a condition of the Trust's debt restructuring (see Note 2), the Trust issued a total of 367,868 share warrants to its primary mortgage lender during 1992 to 1994. The value of the warrants at the time of issuance was recorded as a debt discount and an increase in Shareholders' Equity.

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS


FAS 107:

         The Trust values its financial instruments as required by FAS No. 107, "Disclosures about Fair Values of Financial Instruments". Based on rates currently available to the Trust for comparable financial instruments, the Trust believes, the carrying amounts of cash and cash equivalents, the Mortgage Note, and the Term Loan approximate fair value.

RECLASSIFICATIONS:

         Certain amounts in the prior year have been reclassified from previously issued financial statements to conform with the 1996 presentation.

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


NOTE 2:           MORTGAGE DEBT AND RESTRUCTURING ACTIVITIES

         On December 15, 1992, the Trust completed a restructuring of its existing mortgage debt through the issuance of a "Mortgage Note" and a "Term Loan", both due December 15, 1995, with original principal balances of $75,689,000 and $2,859,000, respectively. The Mortgage Note bore interest at an average rate of 9.79% per annum during its three year term, although interest was payable at 8.54% per annum. The Term Loan bore interest at 8.33% and was subject to the same pay rate of 8.54%. The differences between the accrual and pay rates of interest under both debt instruments were reflected in the principal balances due at maturity. Absent prepayments due to property dispositions, the scheduled amount of principal due under the Mortgage Note and the Term Loan on the original maturities date would have been $78,928,000 and $2,839,000, respectively. However, on December 8, 1995, the Trust completed the sale of Castleton Park (see Note 3) and used the net proceeds of $35,990,000

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS


(reflecting reductions of $2,517,000 for customary prorations) to prepay such debt obligations in the amounts of $34,738,000 and $1,252,000, respectively. These debt instruments were subsequently extended for a period of one year to December 15, 1996, and again for a period of eighteen months to June 15, 1998 as described below.

         Pursuant to its Mortgage Note agreement, the Trust issued the lender warrants to purchase 367,868 of its shares of beneficial interest at $.0001 per share. As of December 31, 1996, all such warrants remain outstanding and exercisable.

         As part of the 1992 restructuring, the Trust entered into a Cash Management Agreement with the mortgage lender and assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. As of December 31, 1996, a balance of $781,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which is funded each month with any excess operating cash flow, are limited to capital expenditures approved by the lender. As of December 31, 1996 the balance of the capital reserve account was $1,886,000.

EXTENSIONS OF DEBT

         The remaining principal balances outstanding under the Mortgage Note and the Term Loan at December 15, 1996, $43,794,000 and $1,585,000,
respectively, were extended for eighteen months through June 15, 1998, under terms substantially comparable from those previously in effect, except as described below. Previously, principal balances of $44,125,000 and $1,587,000, respectively, were extended from their original maturity date of December 15, 1995 to December 15, 1996. The Mortgage Note remains collateralized by a first mortgage lien on Harrisburg, an assignment of leases and rents, and certain cash balances. The Term Loan remains collateralized by a subordinate lien on Harrisburg.

         The Mortgage Note agreement has been amended to provide for monthly payments of interest only accruing at the rate of 8.88% per annum ($324,000 per month). Previously, in connection with the December 15, 1995 extension, the Mortgage Note agreement was amended to provide for monthly payments of principal (assuming a 30 year amortization) and interest (at an accrual rate equal to the former pay rate of 8.54%) in the aggregate amount of $341,000. The Term Loan agreement was amended to provide for an accrual rate that resets periodically and is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect through May 18, 1997 averages 8.12%.

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS


         In consideration for the fixed annual interest accrual rate on the Mortgage Note agreement, the Trust paid an upfront application fee of $165,000 and agreed to pay a back end fee of $272,900, plus interest thereon at the contract rate of 8.88%, at the maturity date of June 15, 1998, or the date at which all or any part of the original principal amount is prepaid. At December 31, 1996, the $272,900 application fee is included in accounts payable and other liabilities on the balance sheet.

NOTE 3:           SALES OF REAL ESTATE

     During 1995, Management recorded a write-down of its investment in Castleton of $3,200,000 in order to reflect its then current estimate of net realizable value. In December 1995, the Trust completed the sale of its remaining forty-four buildings at Castleton. The Trust received net sales proceeds of $38,507,000 before reduction for customary prorations of $2,517,000, and recognized a gain on sale of $229,000. The net proceeds were used to repay a portion of outstanding mortgage indebtedness (see Note 2).

NOTE 4:           LEASING ARRANGEMENTS

     The Trust leases shopping center space generally under noncancelable operating leases, some of which contain renewal options. The shopping center leases generally provide for minimum rentals, plus percentage rentals based upon the retail stores' sales volume. Percentage rentals amounted to $179,000, $270,000 and $295,000 for the years ended December 31, 1996, 1995, and 1994, respectively. In addition, the tenants pay certain utility charges to the Trust and, in most leases, reimburse their proportionate share of real estate taxes and common area expenses. Recoveries of common area and real estate tax expenses amounted to $2,313,000, $2,355,00 and $2,311,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS



         Future minimum rentals under existing, non-cancelable leases at December 31, 1996 are as follows:


                  Years ending December 31,                                            Amount
                  ------------------------                                             ------
                           1997                                                    $    4,485,000
                           1998                                                         4,536,000
                           1999                                                         4,234,000
                           2000                                                         4,023,000
                           2001                                                         3,306,000
                           Thereafter                                                  12,842,000
                                                                                    -------------

                                                                                   $   33,426,000
                                                                                    =============

         Due to a department store vacancy discussed in Note 8, certain tenants at Harrisburg have exercised the right, as provided for under cotenancy provisions set forth in their respective leases, to pay percentage rent in lieu of fixed minimum rents which amounted to $663,000, $702,000, and $209,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Future minimum rentals for these tenants have been included in the above schedule beginning in March 1997, the month in which the rental payment obligations of these tenants reverts to fixed minimum rent due to the March 10, 1997 opening of Lord & Taylor in the vacant department store location.


NOTE 5:           INVESTMENTS IN REAL ESTATE

         The Trust's investments in real estate at December 31, 1996 and 1995 consisted of the following:

                                                                         1996                     1995
                                                                    --------------          -----------
         Land                                                          $ 4,700,000          $ 4,700,000
         Buildings and improvements                                     45,033,000           44,975,000
         Tenant improvements                                             2,332,000            2,195,000
         Personal property                                                 163,000              163,000
                                                                        ----------           ----------

                                                                       $52,228,000          $52,033,000
                                                                        ==========           ==========


         During 1995, the Trust renovated Harrisburg's outparcel building to accommodate the relocation of Toys'R'Us. The final cost of the renovation project was approximately $3,440,000. Additional real estate investments in 1996 consisted of minor building and tenant

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS


improvements to Harrisburg.

NOTE 6:    ADVISORY AND MANAGEMENT AGREEMENTS

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

         Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and generally has been payable monthly without subordination. Commencing with the December 1995 extension of debt and continuing with the December 1996 debt extension (see Note 2), the Mortgage Note lender has requested, and the Advisor has agreed to, a partial deferral of payment of its fee. Whereas the fee continues to be computed as described above, payments to the Advisor are limited to $37,500 per quarter. Accrued but unpaid amounts will be eligible for payment upon the repayment of the Mortgage Note. For the years ended December 31, 1996, 1995 and 1994, portfolio management fees were $250,000, $403,000, and $430,000, respectively. The balance of accrued but unpaid advisory fees at December 31, 1996 was $125,000.

         As of December 31, 1989, portfolio management fees of $5,440,000 payable to the Advisor were deferred in accordance with subordination provisions contained in the original advisory agreement. Pursuant to the amended advisory agreement, the Advisor forgave one-half, or $2,720,000, of the deferred balance. The remaining deferred fees are to be paid upon the disposition of the Trust's properties. As of December 31, 1996, the liability for deferred management fees was $2,720,000.

         Upon the sale of all or any portion of any real estate investment of the Trust, the Advisor will receive a disposition fee equal to 2% of the gross sale price (including outstanding indebtedness taken subject to or assumed by the buyer and any purchase money indebtedness taken back by the Trust). The disposition fee will be reduced by the amount of any brokerage commissions and legal expenses incurred by the Trust in connection with such sales. During 1995, disposition fees earned by the Advisor were $788,000.

         In connection with the December 15, 1996 extension of debt (see Note
2), the Advisor will receive a refinancing fee of $50,000, which will be paid upon the retirement of the debt.

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS


PROPERTY MANAGEMENT AGREEMENTS

     The Trust has also entered into agreements for the on-site management of each of its properties. Harrisburg East Mall is managed by Compass Retail, Inc. ("Compass"), an affiliate of Equitable Real Estate. Castleton Park was managed by an unaffiliated third-party management company up until the time of its sale.

     Management fees paid to Compass are generally based upon a percentage of rents and certain other charges. The Trust believes that such fees are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the years ended December 31, 1996, 1995 and 1994, management fees to Compass were $297,000, $291,000, and $314,000, respectively.

     In connection with the redevelopment of Harrisburg's outparcel building as described in Note 5, Compass received a $150,000 development fee in 1995.

SHARE OWNERSHIP

     In connection with a debt restructuring in December 1992, the Trust issued 1,675,000 previously repurchased shares to its Advisor for $6,700,000, or $4.00 per share. In total, the Advisor owns 1,685,556 shares, or 18.2% of the total shares outstanding. The Advisor earned a $500,000 fee in connection with this refinancing, which was paid in 1993-1994.

NOTE 7:    RELATED PARTY TRANSACTIONS

         As a condition of the Term Loan issuance in December 1992 (Note 2), an escrow deposit of $300,000 was required as additional collateral. The Trust borrowed this amount from its Advisor. In connection with the December 15, 1995 extension of this debt, the escrow deposit was released and the Advisor was repaid in 1996.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

ANCHOR DEPARTMENT STORE VACANCY

         On March 10, 1997, May Department Stores Company ("May Company") opened a Lord & Taylor department store at Harrisburg, pursuant to a lease agreement with the Trust dated May 16, 1996. The new Lord & Taylor store is located in the anchor space previously occupied by John Wanamaker. The John Wanamaker location at Harrisburg had been closed since October 1995 following Woodward & Lothrop's (the owner of John Wanamaker) sale of certain department stores in this retail chain to May Company pursuant to an August 1995 bankruptcy court auction. Given its existing presence at Harrisburg through its recently-opened Hecht's department store, May Company initially pursued an assignment of this

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS


leasehold interest to other retail operators before deciding instead to open a Lord & Taylor department store in this location. The execution of such lease agreement has resulted in, among other things, the termination of the legal proceedings initiated by the Trust against May Company in March 1996 following May Company's failure to open or cause another retail operator to open for business once the John Wanamaker store closed, which was a violation of a continuous operating covenant contained in its lease agreement.

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

NOTE 9:    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of selected quarterly financial data for the years ended December 31, 1996 and 1995:



                                                              (in thousands, except per share amounts)
                                                                             Quarter Ended
                                                   ----------------------------------------------------------------
1996                                                March 31             June 30         Sept. 30           Dec. 31
Revenues from rental operations                    $   1,714           $   1,412        $   1,576         $   1,472
Income from rental operations                            968                 695              868               633
Net loss                                                (193)               (475)            (261)             (559)
Net loss per share                                      (.02)               (.05)            (.03)             (.06)

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS


                                                              (in thousands, except per share amounts)
                                                                         Quarter Ended
                                                    ---------------------------------------------------------------
1995                                                March 31             June 30         Sept. 30           Dec. 31

Revenues from rental operations                     $  3,966            $  4,113         $ 3,990          $  3,692
Write down of investment in real estate                   --                  --          (3,200)               --
Income (loss) from rental operations                   1,286               1,487          (1,388)            1,325
Loss before gain on sale of real estate               (1,128)               (890)         (3,802)             (755)
Gain on sale of real estate                               --                  --              --               229
Net loss                                              (1,128)               (890)         (3,802)             (526)
Net loss per share before write down
   of investment in real estate                         (.12)               (.10)           (.06)             (.08)
Net loss per share before gain on sale
   of real estate                                       (.12)               (.10)           (.06)             (.08)
Net loss per share                                      (.12)               (.10)           (.41)             (.06)



         During the first and second quarters of 1996, the Trust was notified by the Fulton County (Georgia) Tax Commissioner's office of a reduction in the assessed value of the real estate underlying Peachtree Dunwoody Pavilion for tax years prior to the Trust's sale of this property. Such reduction in assessed value resulted in a refund of previously paid real estate taxes in the amount of $268,000, which the Trust recognized as other income.

         During the third quarter of 1995, as a result of a successful valuation appeal, the Trust received and recognized a $400,000 refund of Castleton real estate taxes relating to years 1989 to 1994. Also in the third quarter of 1995, in contemplation of completing the sale of Castleton, Management wrote down its investment in Castleton by $3,200,000 to its estimate of net realizable value. In the fourth quarter of 1995, the Trust completed the sale of Castleton and recognized a gain on the sale of $229,000 (see Note 3). The sum of the net loss per share for the four quarters in 1995 does not equal net loss per share due to rounding differences.


---------------------------------------------------------------------------------------------------------------------------
                                               FINANCIAL STATEMENT SCHEDULE
                                                     December 31, 1996
                                                      (in thousands)
-------------------------------------------------------------------------------------------------------------------
                                   SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
-------------------------------------------------------------------------------------------------------------------




                                                    Cost Capitalized
                                    Initial Cost      Subsequent to
                                                       Acquisition
                                    --------------- ---------------


                                             Bldg &
    Description       Encumbrance   Land    Improve.  Improvements
------------------------------------------------------------------
Harrisburg East Mall...$45,379(1) $4,700(2) $31,287(2) $16,241
    Harrisburg, PA
Totals                 $45,379    $4,700    $31,287    $16,241
------------------------------------------------------------------

                                    Gross Amount
                                   at which Carried
                                 at Close of Period (3)
                              -------------------------
                                                                                         Life on which
                                                                                         Depreciation
                                                                                           in Latest
                                       Bldg &             Accum  Date of        Date      Income Stmt.
    Description              Land     Improve.    Total    Depr  Construction  Acquired   is Computed
-----------------------------------------------------------------------------------------------------
Harrisburg East Mall.      $4,700(2)  $47,528(2) $52,228 $15,338   1969(4)      3/13/85    30 yrs.
    Harrisburg, PA
Totals                     $4,700     $47,528    $52,228 $15,338
-----------------------------------------------------------------------------------------------------


(1)   Encumbrance is a mortgage note payable constituting first lien on the Harrisburg real estate and a term loan payable to a bank constituting subordinated lien on the property.
(2)   Initial cost is net of imputed interest of $5,280 at date of acquisition.
(3)   The aggregate tax basis of the Trust's property is $53 million as of December 31, 1996.
(4)   Renovation of Harrisburg was completed in 1993.


RECONCILIATION OF GROSS CARRYING AMOUNT OF REAL ESTATE:                   RECONCILATION OF ACCUMULATED DEPRECIATION:
Balance, December 31, 1993                               $ 107,082
                                                                          Balance, December 31, 1993                        $28,118

     Improvements and Additions                              2,487          Depreciation expense                              3,719

     Deductions -- Reversal of net book value of                            Deductions -- Reversal of net book value

          fully depreciated assets                             (44)                of fully depreciated assets                  (44)
                                                      ------------                                                          -------
Balance, December 31, 1994                                 109,525        Balance, December 31, 1994                         31,793

     Improvements and Additions                              2,823          Depreciation Expense                              4,016

     Deductions--Sale of  Castleton Commercial Par         (60,315)         Deductions--Sale of Castelton Commercial Park   (22,363)
                                                         ---------                                                         --------

Balance, December 31, 1995                                  52,033        Balance, December 31, 1995                         13,446

     Improvements and Additions                                 19          Depreciation Expense                              1,892
                                                          --------                                                        ---------

Balance, December 31, 1996                                $ 52,228        Balance, December 31, 1996                        $15,338
                                                          ========                                                        =========