Form 10-K405/A
period 1996-12-31
EQK REALTY INVESTORS I
filed 1997-04-30
CIK 755926

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K
                          ----------------------------

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

                            Massachusetts 23-2320360
        (State or other jurisdiction (I.R.S.Employer Identification No.)
                       of incorporation or organization)

5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA               30342
-----------------------------------------------------          ---------------
     (Address of principal executive offices)                     (Zip Code)

      (Registrant's telephone number, including area code) (404) 303-6100
                                                           --------------

                Securities registered pursuant to Section 12(b)
                                  of the Act:


     Title of each class            Name of each exchange on which registered
------------------------------     --------------------------------------------
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

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The Trustees, their terms served and their professional interests outside the Trust are profiled below. The Trustees are elected to office at the Trust's annual meeting each year.

                  Sylvan M. Cohen, age 82, has been a Trustee since 1988. Mr. Cohen has been Chairman, Chief Executive Officer, and Trustee of Pennsylvania Real Estate Investment Trust, an American Stock Exchange-listed real estate investment trust, since 1994 and was President and Trustee since its inception in 1960. Mr. Cohen has been Of Counsel to the law firm Drinker Biddle & Reath since 1995. For more than five years prior thereto, Mr. Cohen was a partner in the Philadelphia law firm of Cohen, Shapiro, Polisher, Shiekman and Cohen. Mr. Cohen is formerly a director of Fidelity Bank, Philadelphia, Pennsylvania, and is currently a director of FPA Corporation, an American Stock Exchange-listed real estate development company, and a managing trustee of Arbor Property Trust, a New York Stock Exchange-listed real estate investment trust and successor in interest to EQK Green Acres, L.P. He formerly served as President of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

                  Alton G. Marshall, age 75, has been a Trustee since the Trust's inception in 1985. Mr. Marshall has been President of Alton G. Marshall Associates, Inc. a New York City real estate investment firm since 1971. He was formerly a Senior Fellow of the Nelson A. Rockefeller Institute of Government in Albany, New York. He was also Chairman of the Board and Chief Executive Officer of The Lincoln Savings Bank, FSB from March 1984 through December 1990. From 1971 to 1981, he was President of the Rockefeller Center, Inc., a real estate, manufacturing and entertainment company. Mr. Marshall is currently a director of the Hudson River Trust and the New York State Electric & Gas Corp., and a managing trustee of Arbor Property Trust. He is an independent partner of Equitable Capital and Equitable Capital Retirement Fund.

                  George R. Peacock, age 73, has been a Trustee since 1988. Mr. Peacock has been sole-owner and President of Carluke, Inc., a real estate investment consulting firm, since 1988. Mr. Peacock had retired from Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), a wholly-owned subsidiary of The Equitable Life Assurance Society of the United States ("Equitable") in August 1988 after serving as Chairman and Chief Executive Officer. Mr Peacock is a past member of Equitable's Investment Policy Committee. Prior to his retirement, he was also a Senior Vice President of Equitable for approximately twelve years. He is also a former director of Equitable Real Estate and is a managing trustee of Arbor Property Trust.

                  Phillip E. Stephens, age 49, has been a Trustee since 1990. Mr. Stephens has been Chairman and Chief Executive Officer of Compass Retail, Inc., a subsidiary of Equitable Real Estate, since February 1996 and was President and Chief Executive Officer from January 1992 to January 1996. Mr. Stephens was Executive

Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He has also served as President of Equitable Realty Portfolio Management, Inc. ("ERPM"), the Company's advisor and a wholly-owned subsidiary of Equitable Real Estate, since December 1989. Prior to that date and since October 1987, he was President of EQK Partners, the predecessor in interest to ERPM. Prior to that date and since its inception in September 1983, he was Senior Vice President and subsequently President of EQK Partners. He is also a managing trustee of Arbor Property Trust.

                  Robert C. Robb, Jr., age 51, has been a Trustee since 1991. Mr. Robb has been President of and partner in the management and financial consulting firm of Lewis, Eckert, Robb & Company since 1981. Mr. Robb is currently a director of PNC Bank, N.A., Pittsburgh, Pennsylvania, Tamaqua Cable Products Company, and Brynwood Partners, and is a former director of Brinks, Inc. of Darien, Connecticut.

                  Section 16(a) of the Securities and Exchange Act of 1934 requires the Trust's officers and directors and persons who own more than ten percent of a registered class of the Trust's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Trust with copies of these reports. New rules governing these reports were adopted in February 1991 and generally became effective in May 1991.

                  Based on the Trust's review of the copies of these reports received by it, and written representations received from Reporting Persons, the Trust believes that all filings required to be made by the Reporting Persons with respect to transactions from January 1, 1996 through December 31, 1996 were made on a timely basis.

                  During 1996, there were three meetings of the Trustees and one meeting of the Trust's audit committee, which is responsible for reviewing the Trust's annual financial statements and other matters relating to the Trust's financial affairs. Mr. Cohen and Mr. Marshall are members of the Trust's audit committee.

                  Other than the audit committee, the Trust has no standing nominating, compensation or other committees.

ITEM 11.          EXECUTIVE COMPENSATION.

                  The Trust currently pays each Trustee, other than the affiliated Trustee (Mr. Stephens), a fee of $10,000 per year for serving as a Trustee and $1,000 for each day spent by a Trustee on the Trust's business, including meetings of the Trustees and of any committee of Trustees which such Trustee attends. In addition, the Trust currently reimburses the Trustees for travel and other expenses incurred in connection with their duties as Trustee of the Trust. No salaries are paid to the officers of the Trust for acting in such capacity.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The following table shows the beneficial shareholdings as of April 15, 1997 of all persons known by the Trust to be beneficial owners of more than 5% of its outstanding shares, of all Trustees and nominees individually and of all Trustees and officers as a group.


                                                                                                Percentage of
                                                                            Number of            Outstanding
Name                                      Address                            Shares                 Shares
----                                      -------                           ---------           ---------------
Equitable Realty Portfolio            5775 Peachtree Dunwoody Rd.           1,685,556                18.2%
 Management                           Suite 200-D
                                      Atlanta, GA 30342


Tennessee Consolidated                1160 Andrew Jackson Bldg.             1,250,000                13.5%
 Retirement System                    5th Ave. & Dedrick Street
                                      Nashville, TN 37219-8287

E. I. duPont de Nemours               Wilmington Trust Co.                    906,600                9.8%
 Co., Inc. Trust Fund                 1100 North Market St.
                                      Wilmington, DE 19890

Corbyn Investment                     2330 W. Joppa Rd. Ste. 108              648,500                7.0%
 Management, Inc., et al (3)          Lutherville, MD 21093



Sylvan M. Cohen                       Drinker Biddle & Reath                    ---                   (2)
                                      Philadelphia National Bldg.
                                      1345 Chestnut Street
                                      Philadelphia, PA  19107                                         (2)

Alton G. Marshall                     136 East 79th Street                      ---
                                      New York, NY 10021

George R. Peacock                     Monarch Plaza                             1,728  (1)            (2)
                                      3414 Peachtree Road, NE
                                      Suite 816
                                      Atlanta, GA 30326

Phillip E. Stephens                   5775 Peachtree Dunwoody Rd.               2,055                 (2)
                                      Suite 200-D
                                      Atlanta, GA 30342

Robert C. Robb                        Lewis, Eckert, Robb and Co.               2,000                 (2)
                                      One Plymouth Meeting
                                      Suite 425
                                      Plymouth Meeting, PA  19462

All Trustees and Officers as a
Group (10 persons)                                                              5,783

--------------------------------------------------------------------------
(1) These Shares are owned by Mr. Peacock's wife and son and Mr. Peacock disclaims beneficial ownership of these Shares.

(2) The number of Shares represents less than 1% of the outstanding Shares.

(3) Corbyn Investment Management, Inc., et al is a group consisting of Corbyn Investment Management, an investment advisor who owns 167,500 shares, and Greenspring Fund, Inc., an investment company who owns the remaining 481,000 shares.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  ERPM, a wholly-owned subsidiary of Equitable Real Estate and the successor in interest to EQK Partners, is the Advisor to the Trust pursuant to an advisory agreement with the Trust. For the year ended December 31, 1996, ERPM earned portfolio management fees in the amount of $250,000.

                  Effective January 1, 1990, ERPM agreed to reduce the rate of its annual portfolio management fees as an accommodation to the Trust's efforts to reduce its costs of operations. The basis of the fee calculation was changed from .85% to .425% of the sum of (i) the average daily per share closing price of the Trust's shares, multiplied by the average number of shares outstanding on each day and (ii) the average daily outstanding balance of the Trust's long-term indebtedness. In addition, certain provisions which subordinated the payment of the fee to a specified dividend distribution were eliminated. ERPM also agreed to forgive one-half of the total of $5.4 million of deferred annual portfolio management fees owed by the Trust to ERPM for the years 1985 through 1989. The remaining deferred fees of $2.7 million will be paid upon the disposition of the Trust's remaining property, Harrisburg East Mall.

                  Pursuant to the Mortgage Loan Modification Agreement executed in December 1995, which extended the maturity date of the Trust's mortgage indebtedness by one year to December 15, 1996, and continuing with a second extension of the maturity date of such mortgage indebtedness for a period of 18 months to June 15, 1998, the Advisor agreed to a partial deferral of its fees. The computation of the fee will remain unchanged as described above; however, fees in excess of $37,500 per quarter will be deferred and paid to the Advisor upon the repayment of such mortgage indebtedness, either through a refinancing or from an application of proceeds from the sale of Harrisburg East Mall. As of December 31, 1996, the balance of deferred advisory fees owed to ERPM was $125,000.

                  Upon the sale of all or any portion of the Trust's remaining real estate investment, ERPM will be entitled to a disposition fee equal to 2% of the gross sale price (including outstanding indebtedness taken subject to or assumed by the buyer and any purchase money indebtedness taken back by the Trust). The disposition fee will be reduced by the amount of any brokerage commissions and legal expenses incurred by the Trust in connection with such sales.

                  Pursuant to its property management agreement for Harrisburg East Mall, Compass Retail earned management fees of $297,000 for the year ended December 31, 1996.

                  In connection with the December 15, 1996 extension of debt, the Advisor earned a refinancing fee of $50,000, which will be paid upon the retirement of the debt.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1997.

                                  EQK Realty Investors I


                                  By:      /s/ Phillip E. Stephens
                                           ----------------------------
                                           Phillip E. Stephens
                                           President and Trustee