Form 10-Q
period 1997-03-31
EQK REALTY INVESTORS I
filed 1997-05-15
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q
                                  ---------
(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]       SECURITIES EXCHANGE ACT OF 1934
-----
            For the quarterly period ended March 31, 1997
                                           --------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[   ]       SECURITIES EXCHANGE ACT OF 1934
-----
            For the transition period from _________to_________

                           Commission File No. 1-8815
                           --------------------------

                            EQK REALTY INVESTORS I
                            ----------------------
             (Exact name of Registrant as specified in its Charter)


             Massachusetts                          23-2320360
         -----------------------------------------------------------
         (State or other jurisdiction             (I.R.S. Employer
         of incorporation or organization)       Identification No.)


        5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA   30342
        -------------------------------------------------------------
        (Address of principal executive offices)           (Zip code)


                                (404) 303-6100
                                --------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes       X             No
                         ------------           ------------
APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          Yes             No
                             ------------   ------------
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 9,264,344 Shares as of May 13, 1997.

                             EQK REALTY INVESTORS I


                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1997

                                     INDEX


                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION


Item 1.          Balance Sheets as of March 31, 1997                      3
                 and December 31, 1996

                 Statements of Operations for the three                   4
                 months ended March 31, 1997 and
                 March 31, 1996

                 Statements of Cash Flows for the three                   5
                 months ended March 31, 1997 and
                 March 31, 1996

                 Notes to Financial Statements                            6

Item 2.          Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                            9


PART II - OTHER INFORMATION

Items 1 through 6.                                                       13

SIGNATURES                                                               14

                            EQK REALTY INVESTORS I

                                BALANCE SHEETS
                      (In thousands, except share data)

                                                         March 31,    December 31,
                                                           1997           1996
                                     ASSETS            ------------   ------------
Investment in Harrisburg East Mall, at cost            $     52,228   $     52,228

   Less accumulated depreciation                             15,806         15,338
                                                       ------------   ------------
                                                             36,422         36,890

Cash and cash equivalents:
    Cash Management Agreement                                 2,788          2,667
    Other                                                       728            994

Deferred leasing costs (net of accumulated amortization       3,886          4,041
      of $1,722 and $1,629, respectively)

Accounts receivable and other assets                          2,077          2,011
                                                       ------------   ------------
TOTAL ASSETS                                           $     45,901   $     46,603
                                                       ============   ============

LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

   Mortgage Note payable                               $     43,794   $     43,794

   Term Loan payable to bank                                  1,585          1,585

   Accounts payable and other liabilities (including
      amounts due affiliates of $3,003 and
      $2,940, respectively)                                   4,021          4,245
                                                       ------------   ------------


                                                             49,400         49,624

Deficit in Shareholders' Equity:

   Shares of beneficial interest, without par value:
      10,055,555 shares authorized, 9,264,344 shares
      issued and outstanding                                135,875        135,875

   Accumulated deficit                                     (139,374)      (138,896)
                                                       ------------   ------------
                                                             (3,499)        (3,021)
                                                       ------------   ------------
TOTAL LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY  $     45,901   $     46,603
                                                       ============   ============


                 See accompanying Notes to Financial Statements

===============================================================================
                             EQK REALTY INVESTORS I
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

-------------------------------------------------------------------------------

                                             Three months ended March 31,
                                                   1997       1996
-------------------------------------------------------------------------------
Revenues from rental operations                   $1,413     $1,714

Operating expenses, net of tenant
  reimbursements (including property management
  fees earned by an affiliate of $75 and $84,
  respectively)                                      158        314

Other income                                          --        192

Depreciation and amortization                        627        624
-------------------------------------------------------------------------------

Income from rental operations                        628        968

Interest expense                                   1,010        981

Other expenses, net of interest income
  (including portfolio management fees earned by
  an affiliate of $63 and $62, respectively)          96        180
-------------------------------------------------------------------------------
Net loss                                           ($478)     ($193)
===============================================================================

Net loss per share                                ($0.05)    ($0.02)
===============================================================================


                 See accompanying Notes to Financial Statements

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


-------------------------------------------------------------------------------
                                                  Three months ended March 31,
                                                        1997       1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                              ($478)     ($193)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                       627        624
      Imputed and deferred interest                        --         79
      Changes in assets and liabilities:
        Decrease in accounts
            payable and other liabilit                   (229)      (542)
        Increase in accounts receivable
           and other assets                               (65)      (144)
-------------------------------------------------------------------------------
Net cash used in operating activities                    (145)      (176)
-------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to real estate investment                     --        (10)
-------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayments of mortgage debt                             --        (80)
-------------------------------------------------------------------------------
Decrease in cash and cash equivalents                    (145)      (266)
Cash and cash equivalents,
  beginning of period                                   3,661      2,972
-------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                                        $3,516     $2,706
===============================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                       $1,004       $984
===============================================================================


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

    At March 31, 1997, the Trust's remaining real estate investment is Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. During 1995, the Trust sold its interest in Castleton Park ("Castleton") an office park located in Indianapolis, Indiana. During 1993, the Trust sold its two remaining office buildings within its office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion ("Peachtree"). Prior to 1993, the Trust sold two office buildings at Castleton (1991) and five office buildings at Peachtree (1992).

    The Declaration of Trust currently provides that actual disposition of the remaining property, Harrisburg, may occur at any time prior to March 1999. The precise timing of this disposition or an alternative strategic transaction will be at the discretion of the Trustees, depending on both the prevailing conditions in the relevant real estate market and the ability of the Trust to extend or refinance its debt maturing in June 1998.

NOTE 2:       BASIS OF PRESENTATION

    The financial statements have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Annual Report on Form 10-K and Amendment No. 1 to Form 10-K for the year ended December 31, 1996.

    In the opinion of the Trust, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of March 31, 1997, its results of operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996, have been included in the accompanying unaudited financial statements.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS




NOTE 2:       BASIS OF PRESENTATION (CONTINUED)

    Net loss per share for the three months ended March 31, 1997 and 1996 have been computed on the basis of the 9,264,344 shares outstanding during the periods. Stock warrants held by the Trust's mortgage lender are considered common stock equivalents for purposes of the calculation of net loss per share. However, the warrants have not been included in the calculation of net loss per share for the periods presented since the effect of such calculation would be antidilutive.

NOTE 3:       CASH MANAGEMENT AGREEMENT

    In connection with the Trust's mortgage agreement (as amended and extended), the Trust entered into a Cash Management Agreement with the mortgage lender and assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. As of March 31, 1997, a balance of $491,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which is funded each month with any excess operating cash flow, are limited to capital expenditures approved by the lender. As of March 31, 1997 the balance of the capital reserve account was $2,297,000.

NOTE 4:       ADVISORY AND MANAGEMENT AGREEMENTS

    The Trust has entered into an agreement with Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), to act as its "Advisor". The Advisor makes recommendations to the Trust concerning investments, administration and day-to-day operations.

    Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and generally has been payable monthly without subordination. Commencing with the December 1995 debt extension of debt and continuing with the December 1996 debt extension, the Mortgage Note lender has requested, and the Advisor has agreed to, a partial deferral of payment of its fee. Whereas

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS





NOTE 4:       ADVISORY AND MANAGEMENT AGREEMENTS (CONTINUED)

    the fee will continue to be computed as described, payments to the Advisor will be limited to $37,500 per quarter. Accrued but unpaid amounts will be eligible for payment upon the repayment of the Mortgage Note. For the three months ended March 31, 1997 and 1996, portfolio management fees amounted to $63,000 and $62,000, respectively.

    As part of the 1989 amendment to the advisory agreement, the Advisor forgave one-half, or $2,720,000, of the total amount of fees previously deferred pursuant to subordination provisions of the original advisory agreement. The remaining deferred fees are to be paid upon the disposition of Harrisburg.

    The Trust has also entered into an agreement with Compass Retail, Inc. ("Compass"), an affiliate of Equitable Real Estate for the on-site management of Harrisburg. Management fees paid to Compass are generally based upon a percentage of rents and certain other charges. Such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the three months ended March 31, 1997 and 1996, management fee expense attributable to services rendered by Compass was $75,000 and $84,000, respectively.

NOTE 5:       OTHER INCOME

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

                             EQK REALTY INVESTORS I

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the financial statements and notes that appear on pages 3-8.


FINANCIAL CONDITION

CAPITAL RESOURCES

Background

As of March 31, 1997, the Trust's remaining real estate investment is Harrisburg East Mall ("Harrisburg"), a regional shopping center located in Harrisburg, Pennsylvania. During the period 1992 to 1995, the Trust completed the disposition of its two other real estate investments. Castleton Park ("Castleton"), an office park in Indianapolis, Indiana was sold in 1995, and Peachtree Dunwoody Pavilion was sold in three separate transactions during 1992 and 1993.

The Declaration of Trust currently provides that actual disposition of the remaining property, Harrisburg East Mall, may occur at any time prior to March 1999. The precise timing of this disposition or an alternative strategic transaction will be at the discretion of the Trustees, depending on both the prevailing conditions in the relevant real estate market and the ability of the Trust to extend or refinance its debt maturing in June 1998.

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

The temporary closure of these department stores permitted certain tenants to exercise co-tenancy provisions pursuant to their leases, which allowed them to pay a lower amount of rent based on a percentage of sales volumes in lieu of fixed minimum rents. Additionally, certain other tenants experienced financial difficulties which led to requests for rent relief and unanticipated store

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



closings. As a result of these matters, the aggregate decline in rental revenues from amounts otherwise provided for under the related lease agreements amounted to approximately $600,000 in total, for 1995 and 1996, and $80,000 for the 1st quarter of 1997.

These factors, as well as competitive pressures within the retail industry, have adversely affected the value and marketability of regional shopping malls in general and of Harrisburg in particular, and there is no assurance that such adverse effects will not continue or increase in the future.

Debt Maturities

The Trust's Mortgage Note and Term Loan mature on June 15, 1998 in the aggregate principal amount of $45,379,000. In the event that the Trust does not sell Harrisburg or complete an alternative strategic transaction before the Mortgage Note and Term Loan mature on June 15, 1998, Management will explore its external financing alternatives, including the refinancing of its debt with the existing lenders. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to liquidating Harrisburg will be accelerated to satisfy its debt obligations.

LIQUIDITY

The Trust's cash flows used in operating activities decreased $31,000 during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in cash flows consumed in operations is principally the result of the non-recurrence of a first quarter 1996 repayment of a $300,000 loan to the Trust's Advisor, offset by decreases in Harrisburg's net operating income in the first quarter of 1997 and the non-recurrence of Castleton receivable collections in the first quarter of 1996. The decline in Harrisburg's net operating income is attributable to decreases in rental revenues of $298,000 as discussed below, which are partially offset by decreases in operating expenses of $156,000 also as discussed below. The Castleton receivable collections in the first quarter of 1996 related to receivables due the Trust that originated prior to the 1995 sale of Castleton.

Cash flows used in investing activities during the three months ended March 31, 1996 amounted to $10,000. These results reflect modest capital additions at Harrisburg in 1996. There were no cash flows from investing activities during the first quarter of 1997. The Trust anticipates capital expenditure requirements of approximately $1,200,000 for the remainder of 1997, which include budgeted tenant allowances of $670,000. Certain of these expenditures are discretionary in nature and may be deferred into future periods.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



During the quarterly period ended March 31, 1996, cash flows used in financing activities were limited to scheduled principal payments on the Trust's debt. Pursuant to the mortgage debt extension effective December 15, 1996, the Mortgage Note and Term loan generally require monthly payments of interest only. Accordingly, there were no cash flows used in financing activities during the first quarter of 1997.

The Trust's liquidity requirements for the remainder of 1997 also will include debt service payments of approximately $3,015,000 pursuant to the existing loan agreements.

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

As discussed above and in Note 1 to the financial statements, the Trust records its investments in real estate in accordance with the historical cost accounting convention. Accordingly, the Trust has not written up the cost basis of its investment in Harrisburg to its substantially higher net realizable value. Therefore, Management does not believe that its deficit in shareholders' equity of $3,499,000 at March 31, 1997 is indicative of its current liquidity or the net distribution that its shareholders would receive upon liquidation.


RESULTS OF OPERATIONS

For the three months ended March 31, 1997, the Trust reported a net loss of $478,000 ($.05 per share) compared to a net loss of $193,000 ($.02 per share) for the three months ended March 31, 1996.

The Trust's revenues for the three months ended March 31, 1997 and 1996 were $1,413,000 and $1,714,000, respectively. The decline in revenues was primarily due to a decrease in Harrisburg's rental revenues of $298,000. The decline was due to the non-recurrence of lease cancellation fees of $175,000 received in the first quarter of 1996 and to a decrease in minimum rents of $138,000 related to tenant vacancies for the three months ended March 31, 1997.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



The Trust's expenses for the three months ended March 31, 1997 and 1996 were $158,000 and $314,000, respectively. The decline in expenses was due largely to declines in Harrisburg's repairs and maintenance expenses of $51,000, bad debt expense of $59,000, and insurance expenses of $23,000.

In March 1996, the Trust was notified by the Fulton County (Georgia) Tax Commissioner's office of a reduction in the assessed value of the real estate underlying Peachtree Dunwoody Pavilion for tax years 1991 and 1992. As previously discussed, the Trust completed the sale of Peachtree Dunwoody Pavilion during the period 1992-1993. Such reduction in assessed value resulted in a refund of previously paid real estate taxes in the amount of $192,000, which the Trust recognized as other income during the first quarter of 1996 and subsequently received in April 1996.

Interest expense increased for the first quarter of 1997 by $29,000 from the first quarter of 1996. The increase is primarily the result of an increase in the mortgage note interest rate to 8.88% from 8.54% effective with the December 15, 1996 mortgage note extension agreement.

Other expenses consist of portfolio management fees, other costs related to the operation of the Trust, and interest income earned on cash balances. The decrease in other expenses of $84,000 for the quarter ended March 31, 1997 is primarily attributable to the first quarter 1996 recognition of imputed interest on deferred advisory fees. The imputed interest, which was fully amortized as of December 31, 1996, relates to the 1989 amendment to the advisory agreement (see note 4 to the Financial Statements).

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

                             EQK REALTY INVESTORS I

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1997                        EQK REALTY INVESTORS I


                                     By:  /s/Gregory R. Greenfield
                                          ------------------------
                                          Gregory R. Greenfield
                                          Executive Vice President and Treasurer
                                          (Principal Financial Officer)


                                     By:  /s/William G. Brown, Jr.
                                          ------------------------
                                          William G. Brown, Jr.
                                          Vice President and Controller
                                          (Principal Accounting Officer)