Form 10-Q
period 1997-06-30
EQK REALTY INVESTORS I
filed 1997-08-14
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997
                                        -------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ ]      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________to_________

                           Commission File No. 1-8815
                           --------------------------

                             EQK REALTY INVESTORS I
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                Massachusetts                               23-2320360
     ----------------------------------------------------------------------
       (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

          5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA  30342
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)

                                 (404) 303-6100
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                            Yes          No
                                -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
9,264,344 Shares as of August 13, 1997.
---------------------------------------

                             EQK REALTY INVESTORS I


                          QUARTERLY REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 1997

                                      INDEX


                                                                       Page
                                                                       ----

PART I - FINANCIAL INFORMATION

Item 1.  Balance Sheets as of June 30, 1997                              3
         and December 31, 1996

         Statements of Operations for the three                          4
         and six months ended June 30, 1997 and
         June 30, 1996

         Statements of Cash Flows for the six                            5
         months ended June 30, 1997 and
         June 30, 1996

         Notes to Financial Statements                                   6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                  10


PART II - OTHER INFORMATION

Items 1 through 6.                                                      14

SIGNATURES                                                              15

                             EQK REALTY INVESTORS I

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               June 30,   December 31,
                                                                                 1997         1996
                                                                              ---------   ------------
                                     ASSETS

Investment in Harrisburg East Mall, at cost                                   $  52,564    $  52,228

       Less accumulated depreciation                                             16,276       15,338
                                                                              ---------    ---------

                                                                                 36,288       36,890

Cash and cash equivalents:
    Cash Management Agreement                                                     2,678        2,667
    Other                                                                           917          994

Deferred leasing costs (net of accumulated amortization of                        3,899        4,041
       $1,793 and $1,629, respectively)

Accounts receivable and other assets                                              1,637        2,011
                                                                              ---------    ---------

TOTAL ASSETS                                                                  $  45,419    $  46,603
                                                                              =========    =========


                 LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

       Mortgage Note payable                                                  $  43,794    $  43,794

       Term Loan payable to bank                                                  1,585        1,585

       Accounts payable and other liabilities (including amounts due
            affiliates of $3,028 and $2,940, respectively)                        3,914        4,245
                                                                              ---------    ---------



                                                                                 49,293       49,624

Deficit in Shareholders' Equity:

       Shares of beneficial interest, without par value:  10,055,555 shares
            authorized, 9,264,344 shares issued and outstanding                 135,875      135,875

       Accumulated deficit                                                     (139,749)    (138,896)
                                                                              ---------    ---------

                                                                                 (3,874)      (3,021)
                                                                              ---------    ---------

TOTAL LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY                         $  45,419    $  46,603
                                                                              =========    =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


----------------------------------------------------------------------------------------------------------------------
                                                     Three months ended June 30,            Six months ended June 30,
                                                     ---------------------------            -------------------------
                                                       1997               1996               1997               1996
----------------------------------------------------------------------------------------------------------------------
Revenues from rental operations                       $1,557             $1,412             $2,970             $3,126

Operating expenses, net of tenant
  reimbursements (including property
  management fees earned by an affiliate
  of $73, $68, $148 and $152,
  respectively)                                          201                217                359                531

Other income                                              --                 72                 --                264

Depreciation and amortization                            629                572              1,256              1,196
----------------------------------------------------------------------------------------------------------------------

Income from rental operations                            727                695              1,355              1,663

Interest expense                                       1,012                972              2,022              1,953

Other expenses, net of interest income
  (including portfolio management fees
  earned by an affiliate of $61, $62,
  $124, and $123, respectively)                           90                198                186                378
----------------------------------------------------------------------------------------------------------------------

Net loss                                              $ (375)            $ (475)            $ (853)            $ (668)
======================================================================================================================

Net loss per share                                    $(0.04)            $(0.05)            $(0.09)            $(0.07)
======================================================================================================================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


-------------------------------------------------------------------------------------------------------
                                                                             Six months ended June 30,
                                                                              1997               1996
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $ (853)            $ (668)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                           1,256              1,196
      Imputed and deferred interest                                              --                157
      Changes in assets and liabilities:
        Decrease in accounts
            payable and other liabilities                                      (331)              (725)
        Decrease in accounts receivable
           and other assets                                                     198                363
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       270                323
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to real estate investments                                        (336)               (99)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of mortgage debt                                                   --               (162)
-------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                (66)                62
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                         3,661              2,972
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                              $3,595             $3,034
=======================================================================================================


Supplemental disclosure of cash flow information:
   Interest paid                                                             $2,009             $1,949
=======================================================================================================

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

         At June 30, 1997, the Trust's remaining real estate investment is Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. During 1995, the Trust sold its remaining interest in Castleton Park ("Castleton") an office park located in Indianapolis, Indiana. During 1993, the Trust sold its two remaining office buildings within its office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion ("Peachtree"). Prior to 1993, the Trust sold two office buildings at Castleton (1991) and five office buildings at Peachtree (1992).

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

         In the opinion of the Trust, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996, have been included in the accompanying unaudited financial statements.

                             EQK REALTY INVESTORS I

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2:           BASIS OF PRESENTATION (CONTINUED)

         Net loss per share for the three and six months ended June 30, 1997 and 1996 have been computed on the basis of the 9,264,344 shares outstanding during the periods. Stock warrants held by the Trust's mortgage lender are considered common stock equivalents for purposes of the calculation of net loss per share. However, the warrants have not been included in the calculation of net loss per share for the periods presented since the effect of such calculation would be antidilutive.

NOTE 3:           CASH MANAGEMENT AGREEMENT

         In connection with the Trust's mortgage agreement (as amended and extended), the Trust entered into a Cash Management Agreement with the mortgage lender and assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. As of June 30, 1997, a balance of $738,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which is funded each month with any excess operating cash flow, are limited to capital expenditures approved by the lender. As of June 30, 1997 the balance of the capital reserve account was $1,940,000.

NOTE 4:           ADVISORY AND MANAGEMENT AGREEMENTS

         The Trust has entered into an agreement with Equitable Realty Portfolio Management, Inc., a wholly owned subsidiary of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), to act as its "Advisor". Equitable Real Estate was formerly a wholly owned subsidiary of the Equitable Life Assurance Society of the United States ("Equitable"). Effective June 10, 1997, Equitable sold its interest in Equitable Real Estate to Lend Lease Corporation, a real estate and financial services company based in Australia. Going forward, Equitable Real Estate and certain of its business units, including the Advisor, will operate under the name ERE Yarmouth. The Advisor makes recommendations to the Trust concerning investments, administration and day-to-day operations.

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

         requested, and the Advisor has agreed to, a partial deferral of payment of its fee. Whereas the fee will continue to be computed as described, payments to the Advisor will be limited to $37,500 per quarter. Accrued but unpaid fees, which amounted to $211,000 as of June 30, 1997, will be eligible for payment upon the repayment of the Mortgage Note. For the six months ended June 30, 1997 and 1996, portfolio management fees amounted to $124,000 and $123,000, respectively.

         As part of the 1989 amendment to the advisory agreement, the Advisor forgave one-half, or $2,720,000, of the total amount of fees previously deferred pursuant to subordination provisions of the original advisory agreement. The remaining deferred fees are to be paid upon the disposition of Harrisburg.

         The Trust has also entered into an agreement with Compass Retail, Inc. ("Compass"), which operates as a business unit of ERE Yarmouth, for the on-site management of Harrisburg. Management fees paid to Compass are generally based upon a percentage of rents and certain other charges. Such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the six months ended June 30, 1997 and 1996, management fee expense attributable to services rendered by Compass was $148,000 and $152,000, respectively.

NOTE 5:           DEBT MATURITIES

         The Trust's debt instruments mature on June 15, 1998 in the aggregate principal amount of $45,379,000. In the event that the Trust does not sell Harrisburg before the Mortgage Note and Term Loan mature, Management will explore its external financing alternatives, including the refinancing of the debt with its existing lenders. However, if the Trust is unable to refinance or replace the existing debt at commercially reasonable terms or at all, Management's plans with respect to liquidating Harrisburg will be accelerated to satisfy its debt obligations.

NOTE 6:           OTHER INCOME

         In March 1996, the Trust was notified by the Fulton County (Georgia) Tax Commissioner's office of a reduction in the assessed value of the real estate underlying Peachtree Dunwoody Pavilion for tax years 1991 and 1992. As previously disclosed in Note 1, the Trust completed the sale of Peachtree Dunwoody Pavilion during the period 1992-1993. Such reduction in assessed value resulted in a refund of previously paid real estate taxes in the amount of $192,000 which the Trust recognized as other income during the first quarter of 1996. In June 1996, the Trust was notified by the Fulton County Tax Commissioner's office of an additional tax refund of $72,000, which the Trust received in July 1996 and recognized

                             EQK REALTY INVESTORS I

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6:           OTHER INCOME (CONTINUED)

         as other income in the second quarter of 1996.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the financial statements and notes that appear on pages 3-9.


FINANCIAL CONDITION

CAPITAL RESOURCES

Background

As of June 30, 1997, the Trust's remaining real estate investment is Harrisburg East Mall ("Harrisburg"), a regional shopping center located in Harrisburg, Pennsylvania. During the period 1992 to 1995, the Trust completed the disposition of its two other real estate investments. Castleton Park ("Castleton"), an office park in Indianapolis, Indiana was sold in 1995, and Peachtree Dunwoody Pavilion was sold in three separate transactions during 1992 and 1993.

The Declaration of Trust currently provides that the actual disposition of the remaining property, Harrisburg East Mall, may occur at any time prior to March 1999. The precise timing of this disposition or an alternative strategic transaction will be at the discretion of the Trustees, depending on both the prevailing conditions in the relevant real estate market and the ability of the Trust to extend or refinance its debt maturing in June 1998.

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

The temporary closure of these department stores permitted certain tenants to exercise co-tenancy provisions pursuant to their leases, which allowed them to pay a lower amount of rent based on a percentage of sales volumes in lieu of fixed minimum rents. Additionally, certain other tenants experienced financial difficulties which led to requests for rent relief and unanticipated store

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


closings. As a result of these matters, the aggregate decline in rental revenues from amounts otherwise provided for under the related lease agreements amounted to approximately $600,000 for both 1995 and 1996, and $80,000 for the first quarter of 1997.

Upon the opening of Lord & Taylor on March 10, 1997, substantially all of the in-line tenants' co-tenancy provisions ceased being operable, and such tenants' rent structures reverted back to fixed minimum rents. However, certain other tenants have either closed or remained on rent relief, which resulted in a shortfall of $60,000 for the second quarter of 1997 and will likely continue to result in rent shortfalls from contractual amounts of approximately $50,000 to $100,000 per quarter. Management will continue to seek new tenants to fill existing vacancies and to replace such under-performing tenants. No assurances can be given, however, that Management will succeed with such efforts, or that such adverse effects will not continue beyond 1997 or increase in amount. These factors, as well as competitive pressures within the retail industry, have adversely affected the value and marketability of regional shopping malls in general and of Harrisburg in particular.

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

LIQUIDITY

The Trust's cash flows provided by operating activities decreased by $53,000 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in cash flows generated from operations is principally the result of a 1996 refund of previously-paid real estate taxes at Peachtree Dunwoody Pavilion as discussed in Note 6 to the financial statements ($264,000) and a decrease in Harrisburg's net operating income during the first half of 1997 as discussed under Results of Operations ($56,000). Partially offsetting these decreases was the repayment of a $300,000 loan to the Advisor in 1996.

Cash flows used in investing activities during the six months ended June 30, 1997 and 1996 amounted to $336,000 and $99,000, respectively. The 1997 results reflect a parking lot repaving

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


project and a tenant allowance at Harrisburg. The 1996 results reflect routine capital additions at Harrisburg. The Trust anticipates capital expenditure requirements of approximately $865,000 for the remainder of 1997, which include budgeted tenant allowances of $620,000. Certain of these expenditures are discretionary in nature and may be deferred into future periods.

During the six months ended June 30, 1996, cash flows used in financing activities were limited to scheduled principal payments on the Trust's debt. Pursuant to the mortgage debt extension effective December 15, 1996, the Mortgage Note and Term Loan generally require monthly payments of interest only. Accordingly, there were no cash flows used in financing activities during the first six months of 1997.

The Trust's liquidity requirements for the remainder of 1997 also will include debt service payments of approximately $2,010,000 pursuant to the existing loan agreements.

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

As discussed above and in Note 1 to the financial statements, the Trust records its investments in real estate in accordance with the historical cost accounting convention. Accordingly, the Trust has not written up the cost basis of its investment in Harrisburg to its substantially higher net realizable value. Therefore, Management does not believe that its deficit in shareholders' equity of $3,874,000 at June 30, 1997 is indicative of its current liquidity or the net distribution that its shareholders would receive upon liquidation.

RESULTS OF OPERATIONS

For the six months ended June 30, 1997, the Trust reported a net loss of $853,000 ($.09 per share) compared to a net loss of $668,000 ($.07 per share) for the six months ended June 30, 1996. For the second quarter of 1997, a net loss of $375,000 ($.04 per share) was reported compared to a net loss of $475,000 ($.05 per share) for the second quarter of 1996.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Trust's revenues for the three and six months ended June 30, 1997 were $1,557,000 and $2,970,000, respectively, representing an increase of $145,000 for the second quarter and a decline of $156,000 for the six month period. The increase for the second quarter of 1997 was largely due to the cessation of certain tenants' co-tenancy provisions and a corresponding increase in their rent obligations as discussed above. For the six month period, these increases were offset primarily by the non-recurrence of lease cancellation fees received in the first quarter of 1996.

The Trust's expenses for the three and six months ended June 30, 1997 and 1996 were $201,000 and $359,000, respectively, representing decreases of $16,000 and $172,000 over the comparable 1996 periods. The decline in expenses for the six month period was primarily attributable to a $74,000 decrease in Harrisburg's bad debt expense in 1997 and to the non-recurrence of post-disposition expenses related to Castleton of $73,000 during the first half of 1996.

In March 1996, the Trust was notified by the Fulton County (Georgia) Tax Commissioner's office of a reduction in the assessed value of the real estate underlying Peachtree Dunwoody Pavilion for tax years 1991 and 1992. As previously disclosed in Note 1, the Trust completed the sale of Peachtree Dunwoody Pavilion during the period 1992-1993. Such reduction in assessed value resulted in a refund of previously paid real estate taxes in the amount of $192,000 which the Trust recognized as other income during the first quarter of 1996. In June 1996, the Trust was notified by the Fulton County Tax Commissioner's office of an additional tax refund of $72,000, which the Trust received in July 1996 and recognized as other income in the second quarter of 1996. There were no such similar events during the first half of 1997.

Interest expense for the first six months of 1997 increased by $69,000 from the first six months of 1996. The increase is primarily the result of an increase in the mortgage note interest rate to 8.88% from 8.54% effective with the December 15, 1996 mortgage note extension agreement.

Other expenses consist of portfolio management fees, other costs related to the operation of the Trust, and interest income earned on cash balances. The decrease in other expenses of $190,000 for the six months ended June 30, 1997 is primarily attributable to the recognition of imputed interest on deferred advisory fees in 1996. The imputed interest, which was fully amortized as of December 31, 1996, relates to the 1989 amendment to the advisory agreement (see note 4 to the Financial Statements).

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


            None

ITEM 5.     Other Information.

            None


ITEM 6.     Exhibits and Reports on Form 8-K


         (a)      Exhibits:


                      2.   None
                      4.   None
                     10.   None
                     11.   See Note 2 to the Financial Statements.
                     15.   Not Applicable
                     18.   Not Applicable
                     19.   None
                     22.   None
                     23.   Not Applicable
                     24.   None
                     27.   Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K.


                  None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 1997               EQK REALTY INVESTORS I


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