Form 10-Q
period 1997-09-30
EQK REALTY INVESTORS I
filed 1997-11-14
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]             SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[   ]             SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________to_________

                           Commission File No. 1-8815
                           --------------------------

                             EQK REALTY INVESTORS I
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                   Massachusetts                  23-2320360
           ----------------------------------------------------------
             (State or other jurisdiction      (I.R.S. Employer
           of incorporation or organization)   Identification No.)

          5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA 30342
          -----------------------------------------------------------
          (Address of principal executive offices)         (Zip code)


                                 (404) 303-6100
          -----------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                   ------     ------

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes         No
                                   ------     ------



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 9,264,344 Shares as of November 12, 1997.

                             EQK REALTY INVESTORS I


                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                                                      Page

PART I - FINANCIAL INFORMATION

Item 1.          Balance Sheets as of September 30, 1997                                                3
                 and December 31, 1996

                 Statements of Operations for the three                                                 4
                 and nine months ended September 30, 1997 and
                 September 30, 1996

                 Statements of Cash Flows for the nine                                                  5
                 months ended September 30, 1997 and
                 September 30, 1996

                 Notes to Financial Statements                                                          6

Item 2.          Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                                                         10


PART II - OTHER INFORMATION

Items 1 through 6.                                                                                     15

SIGNATURES                                                                                             16

                             EQK REALTY INVESTORS I

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            September 30,        December 31,
                                                                                1997                1996
                                                                            -------------       -------------
                               ASSETS

Investment in Harrisburg East Mall, at cost                                  $  52,733            $  52,228

      Less accumulated depreciation                                             16,753               15,338
                                                                             ---------            ---------

                                                                                35,980               36,890

Cash and cash equivalents:
    Cash Management Agreement                                                    2,363                2,667
    Other                                                                          642                  994

Deferred leasing costs (net of accumulated amortization of                       3,827                4,041
      $1,865 and $1,629, respectively)

Accounts receivable and other assets                                             2,096                2,011
                                                                             ---------            ---------

TOTAL ASSETS                                                                 $  44,908            $  46,603
                                                                             =========            =========


          LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

      Mortgage note payable                                                  $  43,794            $  43,794

      Term loan payable to bank                                                  1,585                1,585

      Accounts payable and other liabilities (including amounts due
          affiliates of $3,053 and $2,940, respectively)                         3,968                4,245
                                                                             ---------            ---------



                                                                                49,347               49,624

Deficit in Shareholders' Equity:

      Shares of beneficial interest, without par value:  10,055,555 shares
          authorized, 9,264,344 shares issued and outstanding                  135,875              135,875

      Accumulated deficit                                                     (140,314)            (138,896)
                                                                             ---------            ---------

                                                                                (4,439)              (3,021)
                                                                             ---------            ---------

TOTAL LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY                        $  44,908            $  46,603
                                                                             =========            =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------------
                                          Three months ended September 30,   Nine months ended September 30,
                                          -------------------------------    -------------------------------
                                                 1997              1996               1997             1996
------------------------------------------------------------------------------------------------------------
Revenues from rental operations                $1,545            $1,576            $ 4,515            $4,705

Operating expenses, net of tenant
  reimbursements (including property
  management fees earned by an affiliate
  of $72, $77, $220 and $229,
  respectively)                                   283               123                642               654

Other income                                       --                --                 --               264

Depreciation and amortization                     637               585              1,893             1,781
------------------------------------------------------------------------------------------------------------

Income from rental operations                     625               868              1,980             2,534

Interest expense                                1,011               971              3,033             2,924

Other expenses, net of interest income
  (including portfolio management fees
  earned by an affiliate of $59, $65,
  $183, and $188, respectively)                   179               158                365               539
------------------------------------------------------------------------------------------------------------
Net loss                                       $ (565)           $ (261)           $(1,418)           $ (929)
============================================================================================================

Net loss per share                             $(0.06)           $(0.03)           $ (0.15)           $(0.10)
============================================================================================================



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------
                                                                Nine months ended September 30,
                                                                       1997               1996
-----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $     (1,418)            $ (929)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                    1,893              1,781
      Imputed and deferred interest                                       --                236
      Changes in assets and liabilities:
        Decrease in accounts
            payable and other liabilities                               (277)              (767)
        (Increase) decrease in accounts receivable
           and other assets                                             (349)               249
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                               (151)               570
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to real estate investments                                 (505)              (190)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of mortgage debt                                            --               (246)
-----------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                        (656)               134
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                  3,661              2,972
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                 $      3,005             $3,106
===============================================================================================


Supplemental disclosure of cash flow information:
   Interest paid                                                $      3,015             $2,921
===============================================================================================

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

         At September 30, 1997, the Trust's remaining real estate investment is Harrisburg East Mall ("Harrisburg" or the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. During 1995, the Trust sold its remaining interest in Castleton Park ("Castleton") an office park located in Indianapolis, Indiana. During 1993, the Trust sold its two remaining office buildings within its office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion ("Peachtree"). Prior to 1993, the Trust sold two office buildings at Castleton (1991) and five office buildings at Peachtree (1992).

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

         In the opinion of the Trust, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of September 30, 1997, its results of operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996, have been included in the accompanying unaudited financial statements.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS



NOTE 2:  BASIS OF PRESENTATION (CONTINUED)

         Net loss per share for the three and nine months ended September 30, 1997 and 1996 have been computed on the basis of the 9,264,344 shares outstanding during the periods. Stock warrants held by the Trust's mortgage lender are considered common stock equivalents for purposes of the calculation of net loss per share. However, the warrants have not been included in the calculation of net loss per share for the periods presented since the effect of such calculation would be antidilutive.

NOTE 3:  CASH MANAGEMENT AGREEMENT

         In connection with the Trust's mortgage agreement (as amended and extended), the Trust entered into a Cash Management Agreement with the mortgage lender and assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. As of September 30, 1997, a balance of $498,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which is funded each month with any excess operating cash flow, are limited to capital expenditures approved by the lender. As of September 30, 1997 the balance of the capital reserve account was $1,865,000.

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

         and continuing with the December 1996 debt extension, the Mortgage Note lender has requested, and the Advisor has agreed to, a partial deferral of payment of its fee. Whereas the fee will continue to be computed as described, payments to the Advisor will be limited to $37,500 per quarter. Deferred fees, which amounted to $195,500 as of September 30, 1997, will be eligible for payment upon the repayment of the Mortgage Note. For the nine months ended September 30, 1997 and 1996, portfolio management fees amounted to $183,000 and $188,000, respectively.

         As part of the 1989 amendment to the advisory agreement, the Advisor forgave one-half, or $2,720,000, of the total amount of fees previously deferred pursuant to subordination provisions of the original advisory agreement. The remaining deferred fees are to be paid upon the disposition of Harrisburg.

         The Trust has also entered into an agreement with Compass Retail, Inc. ("Compass"), which operates as a business unit of ERE Yarmouth, for the on-site management of Harrisburg. Management fees paid to Compass are generally based upon a percentage of rents and certain other charges. Such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the nine months ended September 30, 1997 and 1996, management fee expense attributable to services rendered by Compass was $220,000 and $229,000, respectively.

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

FINANCIAL CONDITION

CAPITAL RESOURCES

Trust Background

As of September 30, 1997, the Trust's remaining real estate investment is Harrisburg East Mall ("Harrisburg"), a regional shopping center located in Harrisburg, Pennsylvania. During the period 1992 to 1995, the Trust completed the disposition of its two other real estate investments. Castleton Park ("Castleton"), an office park in Indianapolis, Indiana was sold in 1995, and Peachtree Dunwoody Pavilion, an office park in Atlanta, Georgia, was sold in three separate transactions during 1992 and 1993.

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

Harrisburg Overview

Over the past several years, the retail industry has experienced a significant number of retail store mergers and bankruptcies. Consolidations within the retail industry and the financial difficulties experienced by individual retailers have, in turn, led to a high level of unanticipated store closings and requests for rent relief within regional shopping malls.

At Harrisburg, the current state of the retail industry has impacted both its department stores and its smaller specialty stores. Two of the department stores operating in 1994 have since closed, Hess's (November 1994) and John Wanamaker (October 1995). These department store spaces remained "dark" for substantial periods of time pending the opening of their replacements, Hecht's (October 1995) and Lord & Taylor (March 1997), respectively.

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

Upon the opening of Lord & Taylor on March 10, 1997, substantially all of the in-line tenants' co-tenancy provisions ceased being operable, and such tenants' rent structures reverted back to fixed minimum rents. However, certain other tenants have experienced financial difficulties and, as a result, have either closed or have been granted rent relief. Tenants on rent relief have led to a decline in rental revenues of approximately $55,000 per quarter in 1997 from amounts otherwise contractually due. Management will continue to seek new tenants to fill existing vacancies and to replace such under-performing tenants. No assurances can be given, however, that Management will succeed with such efforts, or that such adverse effects will not continue beyond 1997 or increase in amount. These factors, as well as competitive pressures within the retail industry, have adversely affected the value and marketability of regional shopping malls in general and of Harrisburg in particular.

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

LIQUIDITY

The Trust's cash flows provided by operating activities decreased by $721,000 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease in operating cash flows is principally the result of decreases in Harrisburg's 1997 revenues ($190,000) as described below coupled with the non-recurrence of accelerated accounts receivable collections in the prior year ($300,000), as well as increases in both real estate taxes ($100,000) and interest ($94,000) paid in 1997. Operating cash flows were also impacted by two 1996 non-recurring events which essentially offset one another, the refund of previously paid real estate

                            EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


taxes at Peachtree Dunwoody Pavilion as discussed in Note 6 to the financial statements ($264,000) and the repayment of a $300,000 obligation to the Advisor in 1996.

Cash flows used in investing activities during the nine months ended September 30, 1997 and 1996 amounted to $505,000 and $190,000, respectively. The 1997 results reflect a parking lot repaving project and the payment of certain tenant allowances at Harrisburg. The 1996 results also reflect the payment of certain tenant allowances at Harrisburg. The Trust anticipates capital expenditure requirements of approximately $350,000 for the remainder of 1997, which include projected tenant allowances of $315,000.

During the nine months ended September 30, 1996, cash flows used in financing activities were limited to scheduled principal payments on the Trust's debt. Pursuant to the mortgage debt extension effective December 15, 1996, the Mortgage Note and Term Loan generally require monthly payments of interest only. Accordingly, there were no cash flows used in financing activities during the first nine months of 1997.

The Trust's liquidity requirements for the remainder of 1997 also will include debt service payments of approximately $1,005,000 pursuant to the existing loan agreements.

The Trust's cash management agreement stipulates that all rental payments from tenants are to be made directly to a third party escrow agent who also funds monthly operating expenses in accordance with a budget approved by the lender. The Trust believes that its cash flow for 1997 will be sufficient to fund its various operating requirements, including budgeted capital expenditures and monthly principal and interest payments, although its discretion with respect to cash flow will be limited by the terms of the cash management agreement. Management believes that the Trust's current cash reserves, coupled with additional cash flows projected to be generated from operations, will permit the Trust to meet its operating, capital and debt service requirements.

As discussed above and in Note 1 to the financial statements, the Trust records its investments in real estate in accordance with the historical cost accounting convention. Accordingly, the Trust has not written up the cost basis of its investment in Harrisburg to its substantially higher net realizable value. Therefore, Management does not believe that its deficit in shareholders' equity of $4,439,000 at September 30, 1997 is indicative of its current liquidity or the net distribution that its shareholders would receive upon liquidation.

                            EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

For the nine months ended September 30, 1997, the Trust reported a net loss of $1,418,000 ($.15 per share) compared to a net loss of $929,000 ($.10 per share) for the nine months ended September 30, 1996. For the third quarter of 1997, a net loss of $565,000 ($.06 per share) was reported compared to a net loss of $261,000 ($.03 per share) for the third quarter of 1996.

The Trust's revenues for the three and nine months ended September 30, 1997 were $1,545,000 and $4,515,000, respectively, representing decreases of $31,000 and $190,000 over the comparable 1996 periods. The decrease for the nine month period was primarily due to non-recurring lease cancellation fees received in 1996 which are partially offset by the cessation of co-tenancy provisions and a corresponding increase in tenant rent obligations as discussed above.

The Trust's expenses (net of tenant reimbursements) for the three and nine months ended September 30, 1997 were $283,000 and $642,000, respectively, representing an increase of $160,000 for the third quarter and a decline of $12,000 for the nine month period. The increase in net expenses for the third quarter was primarily attributable to a $78,000 decrease in Harrisburg's common area maintenance expense recoveries due to a 4% decline in average occupancy levels in 1997, and to other miscellaneous variances, none of which are individually significant.

In March 1996, the Trust was notified by the Fulton County (Georgia) Tax Commissioner's office of a reduction in the assessed value of the real estate underlying Peachtree Dunwoody Pavilion for tax years 1991 and 1992. As previously disclosed in Note 1, the Trust completed the sale of Peachtree Dunwoody Pavilion during the period 1992-1993. Such reduction in assessed value resulted in a refund of previously paid real estate taxes in the amount of $192,000 which the Trust recognized as other income during the first quarter of 1996. In June 1996, the Trust was notified by the Fulton County Tax Commissioner's office of an additional tax refund of $72,000, which the Trust received in July 1996 and recognized as other income in the second quarter of 1996. There were no such similar events during the nine months ended September 30, 1997.

Interest expense for the three and nine months ended September 30, 1997 increased by $40,000 and $109,000, respectively, over the comparable 1996 periods. The increase is primarily the result of an increase in the mortgage note interest rate to 8.88% from 8.54% effective with the December 15, 1996 mortgage note extension agreement.

Other expenses consist of portfolio management fees, other costs related to the operation of the Trust, and interest income earned on cash balances. The decrease in other expenses of $174,000

                            EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



for the nine months ended September 30, 1997 is primarily attributable to the recognition of imputed interest on deferred advisory fees in 1996. The imputed interest, which was fully amortized as of December 31, 1996, relates to the 1989 amendment to the advisory agreement (see note 4 to the Financial Statements). Partially offsetting this decline is the recognition of certain administrative costs related to management's efforts to wind down the Trust's business affairs as described above.

                             EQK REALTY INVESTORS I

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         None

ITEM 2.  Changes in Securities

         None

Items 3. Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

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


Date:    November 14, 1997           EQK REALTY INVESTORS I


                                     By:/s/Gregory R. Greenfield
                                        --------------------------------
                                        Gregory R. Greenfield
                                        Executive Vice President and Treasurer
                                        (Principal Financial Officer)

                                     By:/s/William G. Brown, Jr.
                                        --------------------------------
                                        William G. Brown, Jr.
                                        Vice President and Controller
                                        (Principal Accounting Officer)