Form 10-K405
period 1997-12-31
EQK REALTY INVESTORS I
filed 1998-03-31
CIK 755926

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                           Commission File No. 1-8815

                             EQK REALTY INVESTORS I
                             ----------------------
             (Exact name of Registrant as specified in its Charter)

          Massachusetts                                   23-2320360
  ----------------------------               -----------------------------------
  (State or other jurisdiction               (I.R.S.Employer Identification No.)
  of incorporation or organization)

   5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA         30342
   -----------------------------------------------------       ----------
            (Address of principal executive offices)           (Zip Code)

       (Registrant's telephone number, including area code) (404) 303-6100

           Securities registered pursuant to Section 12(b) of the Act:


        Title of each class           Name of each exchange on which registered
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

         The aggregate market value of Shares of Beneficial Interest held by non-affiliates of the Registrant, based on the closing price of the Shares on March 11, 1998 on the New York Stock Exchange of $1.4375 per Share, is $10,886,195. As of March 11, 1998, 9,264,344 Shares of Beneficial Interest were outstanding, excluding 367,868 shares issueable upon the exercise of warrants with an exercise price of $.0001 per share held by Prudential Insurance Company of America, which gave notice of its intent to exercise such warrants on March 19, 1998. Officers and Trustees of the Trust (and certain of their family members) and ERE Yarmouth Portfolio Management, Inc., Advisor to the Trust, are treated as affiliates for the purposes of this computation, with no admission being made that such people or entities are actually affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                TABLE OF CONTENTS





Part I                                                                     Page

Item 1.       Business                                                       2
Item 2.       Properties                                                     8
Item 3.       Legal Proceedings                                             14
Item 4.       Submission of Matters to a Vote of Security Holders           14

Part II

Item 5.       Market for the Registrant's Common Equity and Related
                Stockholder Matters                                         17
Item 6.       Selected Financial Data                                       18
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         19
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk    25
Item 8.       Financial Statements and Supplementary Data                   25
Item 9.       Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                      25

Part III

Item 10.      Directors and Executive Officers of the Registrant            26
Item 11.      Executive Compensation                                        27
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management                                              28
Item 13.      Certain Relationships and Related Transactions                29


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                         30

                                     PART I


ITEM 1.  BUSINESS.

General Development of Business

         EQK Realty Investors I, a Massachusetts business trust (the "Trust"), was formed pursuant to an Amended and Restated Declaration of Trust dated February 24, 1985, as amended on March 5, 1986 (the "Declaration of Trust"). ERE Yarmouth Portfolio Management, Inc. ("EYPM", formerly known as Equitable Realty Portfolio Management, Inc. or "ERPM") serves as the "Advisor" to the Trust. ERE Yarmouth Retail Inc. (formerly Compass Retail, Inc.) serves as the "Property Manager" for the Trust's sole remaining asset, Harrisburg East Mall. The Advisor and the Property Manager are wholly owned subsidiaries of ERE Yarmouth, Inc. (formerly Equitable Real Estate Investment Management, Inc.). The principal executive offices of the Trust and of the Advisor and the Property Manager are located at 5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, Georgia, 30342, and their telephone number is (404) 303-6100.

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

         The Trust consummated the public offering of its Shares of Beneficial Interest (the "Shares") on March 12, 1985. The net proceeds to the Trust from such offering, net of underwriting discount, amounted to $170,856,000 before deducting offering expenses of $1,062,000. Certain of those proceeds aggregating $167,032,000 were expended to acquire certain properties on March 13, 1985 (which were comprised of Harrisburg East Mall as described below under "Narrative Description of Business," as well as two properties subsequently sold: Castleton Park or "Castleton," an office park in Indianapolis, Indiana, which was sold in transactions in 1992 and 1995, and Peachtree Dunwoody Pavilion, or "Peachtree," an office complex in Atlanta, Georgia, which was sold in transactions in 1992 and 1993).

Proposed Merger with American Realty Trust

         The Declaration of Trust currently provides that actual disposition of the remaining property, Harrisburg East Mall, may occur at any time prior to March 1999. The Declaration of Trust further provides that this date may be extended by up to two years upon the recommendation of the Trustees and the affirmative vote of a majority of its shareholders. Based on the finite life provisions of the Declaration of Trust, Management has been pursuing the disposition of its remaining real estate investment or an alternative strategic transaction.

         Effective December 23, 1997, the Trust entered into an Agreement and Plan of Merger, pursuant to which an affiliate of American Realty Trust, Inc., a Georgia corporation ("ART"), is to merge with and into the Trust (the "Merger"), with the Trust being the surviving entity. The Merger contemplates, among other things, a 20-year extension of the life of the Trust. If the Merger is completed, Basic Capital Management, Inc. ("BCM"), an affiliate of ART, will serve as advisor to the Trust.

         As consideration for the Merger, each holder of record of the Trust's Shares, other than ART and its affiliates, EYPM, and Greenspring Fund, Incorporated ("Greenspring"), will be entitled to retain the Shares such holder holds and to receive for each Share owned by such holder a combination of ART Preferred Shares and cash. As its consideration for the Merger, ART will be entitled to receive newly-issued Shares of the Trust. Immediately prior to the Merger, ART will purchase from EYPM and Greenspring all of their Shares pursuant to the terms of separate stock purchase agreements (collectively, the "Block Purchase"). Upon consummation of the Block Purchase and the Merger, ART would own approximately 49% of the issued and outstanding Shares of the Trust.

         The Merger is contingent upon, among other things, ART's registration statement relating to the ART Preferred Shares to be issued pursuant to the Block Purchase and the Merger being declared effective by the Securities Exchange Commission, and the affirmative vote of the holders of 75% of the outstanding Shares.

         The Trust, its trustees, and its Advisor have been named as defendants in a purported class action complaint filed in Massachusetts state court, seeking to enjoin the Merger. The complaint also seeks other relief including unspecified damages. The Trust believes the action to be without merit and intends to vigorously defend the action. (See Item 3, Legal Proceedings.)

         Management anticipates that the Merger will close in mid-1998. However, no assurances can be given that the Merger will close during the anticipated time frame or at all. In the event the Merger is not completed, Management intends to pursue an immediate disposition of Harrisburg East Mall.

Mortgage Debt

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

         On December 8, 1995, the Trust completed the sale of its remaining interest in Castleton Park, a 44 building office park located in Indianapolis, Indiana. The Trust used net proceeds of $35,990,000 (reduced by customary prorations of $2,517,000) to retire $34,738,000 of the Mortgage Note and $1,252,000 of the Term Loan. At the original expiration of the Mortgage Note and Term Loan on December 15, 1995, the remaining balances of $44,125,000 and $1,587,000, respectively, were extended for one year to December 15, 1996 under terms substantially comparable to those previously in effect.

         The principal balances outstanding under the Mortgage Note and the Term Loan at December 15, 1996, $43,794,000 and $1,585,000, respectively, were extended for 18 months through June 15, 1998. The Mortgage Note remains collateralized by a first mortgage lien on Harrisburg East Mall, an assignment of leases and rents, and certain cash balances. The Term Loan is collateralized by a subordinate lien on Harrisburg East Mall. The Mortgage Note requires payments of interest only at the rate of 8.88% per annum. The Term Loan reflects the same pay rate of 8.88% that is applicable to the Mortgage Note, but also bears interest at an accrual rate that re-sets periodically and is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect as of March 16, 1998 was 8.25%. The difference between the accrual rate and the pay rate will be added to or subtracted from the principal balance due at maturity.

         In consideration for the extension of the maturity date of the Mortgage Note through June 15, 1998, the Trust paid an up-front application fee of $165,000 and agreed to pay a back end fee of $272,900, plus interest thereon at the contract rate of 8.88%, at the maturity date of June 15, 1998, or the date at which all or any part of the original principal amount is prepaid. In consideration for the extension of the maturity date of the Term Loan through June 15, 1998, the Trust incurred an extension fee of $23,800.

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

         Management is pursuing an extension of the maturity dates of the Mortgage Note and the Term Loan from June 15, 1998 to at least the end of the year. Based on preliminary discussions with the respective lenders, Management believes that it will be able to secure such extensions. However, the inability of the Trust to extend such maturity dates or secure alternative financing could have a negative impact on the Trust's ability to complete the Merger. In such an event, Management will pursue an immediate disposition of Harrisburg East Mall.

Other Matters

         Apart from its initial investments in the Properties, and subject to certain restrictions, the Trust is permitted to make additional real estate investments involving the expansion of existing properties. The Trust currently has no intentions of acquiring additional real estate interests, but will make certain capital expenditures required to maintain or enhance the value of Harrisburg, including tenant allowances associated with leasing activity.

         The Trust may make secured or unsecured borrowings to make distributions to its shareholders and for normal working capital needs, including tenant alterations and/or allowances and the repair and maintenance of properties in which it has invested. The Declaration of Trust prohibits the Trust's aggregate borrowings from exceeding 75% of its total asset value, as defined.

         The Trust will not engage in any business not related to its real estate investments and, in that connection, the Declaration of Trust imposes certain prohibitions and investment restrictions on various investment practices or activities of the Trust. If the Merger is completed, the Declaration of Trust would be amended to eliminate most of the restrictions described above.

Narrative Description of Business


         As stated above, the Trust has completed the disposition of two of its three real estate investments. The office buildings comprising Peachtree were sold in three separate transactions in 1992 and 1993. Two of the office buildings at Castleton were sold in 1991. The remaining office buildings at Castleton were sold in 1995. The Trust's remaining real estate investment is a regional mall located in Harrisburg, Pennsylvania. As discussed above, Management has been pursuing the disposition of Harrisburg East Mall or an alternative strategic transaction. The Trust anticipates making certain capital expenditures in order to maintain or enhance the value of the property. The Trust anticipates making capital expenditures in 1998 of $2,200,000, which include budgeted tenant allowances of $1,700,000. Certain of these expenditures are discretionary in nature and therefore may be deferred into future periods.


Harrisburg East Mall

         Location and Area Overview. Harrisburg East Mall is located in Dauphin County, Pennsylvania, near the intersection of Paxton Street (U.S. Route 322) and Interstate 83. The property is adjacent to Pennsylvania Route 441, approximately five miles from the Pennsylvania Turnpike and three miles from the central business district of Harrisburg. Access to the site from Interstate 83, the major north-south traffic corridor serving Harrisburg, is provided by the Paxton Street interchange. Access from the Pennsylvania Turnpike, the major east-west traffic corridor serving Harrisburg, is provided by the Interstate 283 interchange.

         Tenants. At December 31, 1997, Harrisburg East Mall had 81 mall and outparcel tenants (excluding anchor store tenants) occupying approximately 276,000 square feet of gross leasable area, representing an occupancy rate of 82%. Other than the anchor store spaces, which are occupied by JC Penney, Hecht's and Lord & Taylor, only Toys 'R' Us, which occupies approximately 45,950 square feet of space as the anchor tenant in Harrisburg East Mall's outparcel building, occupies more than five percent of the gross leasable area of the mall. Other than The Limited Inc., which operates seven stores at Harrisburg and which contributed 13% of the mall's 1997 rental revenues, no other tenants, or group of affiliated tenants, contribute more than 10% to the mall's total rental revenues.

         Anchor Department Stores. Harrisburg East Mall has three department stores, JC Penney and two divisions of May Department Stores Co. ("May Company"), Hecht's and Lord and Taylor. Hecht's replaced Hess' in October 1995. Lord and Taylor opened on March 10, 1997, replacing John Wanamaker, which had closed in October 1995 following Woodward & Lothrop's (the owner of John Wanamaker) sale of certain department stores in its retail chain to May Company pursuant to an August 1995 bankruptcy court auction.

         Competition. The following table provides selected information with respect to Harrisburg East Mall's primary competitors. Each property is located within eight miles of the property.

                                                                    Gross Leasable         Anchor
Shopping Center                      Type of Center                 Area (Sq. Ft.)         Stores
---------------                      --------------                 --------------         ------


Colonial Park Plaza                    Enclosed one-                        765,000         Sears
                                       level regional mall                                  The Bon Ton
                                                                                            Boscov's

Capital City Mall                      Enclosed one-                        565,000         Sears
                                       level regional mall                                  Hecht's
                                                                                            JC Penney

Camp Hill Shopping                     Enclosed one-                        506,000         Boscov's
 Center                                level mall                                           Montgomery Ward
                                                                                            Giant Grocery Store

Union Square                           Power Center                         289,000         Dunham Sports
                                                                                            Office Max
                                                                                            Gabriel Bros.
                                                                                            Weis
                                                                                            Chuck E. Cheese's

Colonial Commons                       Power Center                         429,000         Giant Grocery Store
                                                                                            Service Merchandise
                                                                                            Montgomery Ward
                                                                                            AMC Theater, RX Place

Point Shopping Center                  Strip Center                         277,000         US Factory Outlet
                                                                                            Burlington Coat
                                                                                            Lone Star Steakhouse


         Competition Analysis. The boundaries of the trade area for Harrisburg East Mall are influenced by the existence of natural boundaries, competing developments, and demographic characteristics. The Susquehanna River splits the Mall's market in two, creating the East and West shores. Harrisburg East Mall is located in Dauphin County in the East shore area. Its primary trade area consists of all of Dauphin County, while the secondary trade area includes sections of Lebanon and Lancaster counties on the East shore and sections of Perry and Cumberland counties on the West shore.

         Primary competition for Harrisburg East Mall consists of three regional centers located in the Harrisburg trade area: Colonial Park Plaza, Capital City Mall, and Camp Hill Shopping Center.

         Colonial Park Plaza, which opened in 1960, is located approximately five miles north of Harrisburg East Mall in the primary trade area, and contains 765,000 square feet of gross leasable area. It is anchored by The Bon-Ton, Sears, and Boscov's, contains 90 in-line specialty retailers and has an occupancy percentage of 98%. In 1990, this one-level center was renovated and expanded to include a food court and additional specialty shops. Colonial Center continues to be Harrisburg East Mall's primary competitor due to the strength of Boscov's and its in-line tenant mix, which is comparable to that found at Harrisburg East Mall.

         Capital City Mall, a one-level center which opened in 1974, is located eight miles west of Harrisburg East Mall in the secondary trade area. The center contains approximately 565,000 square feet of gross leasable area and is anchored by Hecht's, JC Penney, and Sears. It is currently 90% occupied, with a strong concentration of boutique style retailers, and with the addition of Hecht's and JC Penney in 1995, offers a similar anchor appeal as Harrisburg East Mall.

         Camp Hill Shopping Center, a former community center originally constructed in 1959, was completely enclosed and renovated in 1987. Camp Hill is located approximately eight miles west of Harrisburg East Mall in the secondary trade area, and contains approximately 506,000 square feet of gross leasable area. The center is anchored by Boscov's and Montgomery Ward, and also contains a 42,000 square foot Giant Grocery Store. The tenant mix is mostly comprised of local retailers and occupancy is currently at 85%.


ITEM 2.  PROPERTIES.

Harrisburg East Mall

         General. Harrisburg East Mall is a two-level enclosed regional shopping mall located approximately three miles from the central business district of Harrisburg, Pennsylvania, the state capitol. It contains approximately 851,000 gross leasable square feet and is anchored by three major department stores: JC Penney, Hecht's, and Lord & Taylor. The mall is located on a site of approximately 64 acres with paved surface parking for approximately 4,763 automobiles (5.5 spaces per 1,000 gross leasable square feet).

         The total building area of Harrisburg East Mall is allocated as shown in the table below.

                                                  Gross         % of
                                  Number of       Leasable      Total
                                  Store Spaces    Area          Building   Occupancy %
                                    12/31/97      (Sq.Ft.)       Area      at 12/31/97
                                  ------------    --------       ----      -----------
  Gross leasable area
     Anchor Stores                       3        514,565        51.6%        100.0 %
     Mall Stores                       106        284,260        28.5          80.8
     Free-standing building              3         52,345         5.2          87.8
                                       ---        -------       -----        ------

Total gross leasable area              112        851,170        85.3          92.8%
                                       ---        -------       -----        ======

Common area                                       146,371        14.7
                                                  -------       -----
Total building area                               997,541       100.0%
                                                  =======       =====

----------------------

Capital Requirements

         The Trust will make certain capital expenditures to maintain or enhance the value of Harrisburg East Mall, including tenant allowances associated with leasing activity. The Trust anticipates making capital expenditures in 1998 of $2,200,000, which include budgeted tenant allowances of $1,700,000. Certain of these expenditures are discretionary in nature and therefore may be deferred into future periods.

         One of the conditions of the Mortgage Note was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the lender. The balance of this account at December 31, 1997 was $1,852,000. Management believes the current cash balance in this account, coupled with additional cash flows projected to be generated from operations, will be sufficient to fund Harrisburg East Mall's capital expenditure requirements.

         Occupancy Data and Average Effective Annual Rent. Information regarding occupancy rates and average effective annual rent for the property, including anchor and outparcel tenants, is set forth below:

                             1997            1996           1995             1994            1993
                             ----            ----           ----             ----            ----
Occupancy Rate (a)              92.8%          93.7%          73.6%            94.3%          96.9%
                          ==========     ==========     ==========       ==========     ==========

Total Annual Minimum
Rent (b)                  $5,005,603     $4,902,122     $5,110,162       $5,973,828     $5,943,748

Total Percentage
Rent                         193,019        225,419        269,558          294,591        154,039
                          ----------     ----------     ----------       ----------     ----------

Total Annual Effective
Rent                      $5,198,622     $5,127,541     $5,379,720       $6,268,419     $6,097,787
                          ==========     ==========     ==========       ==========     ==========

Average Annual Rent
Per Square Foot: (c)

Mall Anchor Tenants       $     1.29     $     1.37     $     1.32(d)    $      1.67    $      1.71


Outparcel Stores          $     7.38     $     7.44     $     6.91       $      5.69    $      6.30

Mall Tenants              $    18.18     $    17.08     $    16.46       $     16.55    $     15.48

All Tenants               $     6.58     $     6.26     $     6.44(d)    $      7.49    $      7.16

-----------------------
(a) Occupancy rate at December 31, 1995 reflects vacancy of the former John Wanamaker anchor space. Excluding the effect of the vacancy, the occupancy rate on a pro forma basis at December 31, 1995 was 95.8%. On May 13, 1996, the Trust and May Company executed a lease agreement that provides for the opening of a Lord & Taylor department store. The December 31, 1996 occupancy rate includes the contractual occupancy of Lord & Taylor, which opened for business on March 10, 1997.

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

         Lease Expirations. The lease expiration schedule for mall and outparcel stores as of December 31, 1997 is shown below:

                                                                                          % of
                                                                  1997                     1997
                                             Gross               Minimum                  Minimum
                    # of leases              Leased              Annual                    Annual
                    expiring(1)          Area (Sq./Ft.)            Rent                     Rent
                    -----------          --------------          -------                 ---------
month to
month                     5                  10,696              198,594                   4.0%

1998                     13                  12,588              288,670                   5.9%

1999                      4                   5,637              148,558                   3.0%

2000                     11                  33,461              526,178                  10.6%

2001                      8                  16,107              426,772                   8.7%

2002                      8                  19,458              305,537                   6.2%

2003                      9                  24,579              487,722                   9.9%

2004                      5                   8,794              234,666                   4.8%

2005                      7                  59,271              637,112                  12.9%

2006                      6                  28,174              489,776                   9.9%

2007 and
thereafter                5                  56,804              444,494                   9.0%
                         --                 -------            ---------                  ----


TOTAL                    81                 275,569            4,188,079                  84.9%
                         ==                 =======            =========                  ====

----------------
(1) Assumes no renewal options will be exercised in order to present the earliest point of termination of the leases.

         Anchor Tenants. The following chart presents tenants that occupy more than 10% of the property's rentable square footage, along with certain provisions contained in their leases:

                Leased Area    Rent            Lease
Tenant           (Sq. Ft.)   per Annum     Expiration Date           Renewal Options
------           ---------   ---------     ---------------           ---------------

Hecht's           187,280     $200,000         1/31/2007             3-10 Year Options

JC Penney         153,770     $300,000         3/31/2001              6-5 Year Options

Lord & Taylor     173,515     $150,000        10/31/2005             3-10 Year Options



         Debt. As discussed under Item 1-Business, the Trust completed an 18-month extension of its existing mortgage debt aggregating $45,379,000 effective December 1996 (maturity date of June 15, 1998). As previously discussed, Management is pursuing an extension of the Trust's mortgage debt to at least the end of the year. The following table sets forth certain information regarding the outstanding debt. Both the Prudential Insurance Company of America Mortgage Loan and the PNC Bank Term Loan may be prepaid in full without penalty.


                                     Principal                                           Principal
                                      Balance                                             Balance
                                       as of          Annual Debt                           at
                     Annual           12/31/97          Service           Maturity       Maturity
Lender                Rate            (000's)           (000's)             Date         (000's)
------                ----            -------           -------             ----         -------

Prudential          8.88%(1)          $43,794           $3,888             6/15/98       $43,794
PNC                 8.88%(2)            1,585              132             6/15/98         1,585(2)

---------------------------
(1) The extended Mortgage Note agreement with Prudential Insurance Company of America requires monthly interest only payments of $324,000, at 8.88%. In consideration for the extension of the maturity date of the Mortgage Note through June 15, 1998, the Trust paid an up-front application fee of $165,000 and agreed to pay a back end fee of $272,900, plus interest thereon at the contract rate of 8.88%, at the maturity date of June 15, 1998, or the date at which all or any part of the original principal amount is prepaid.

(2) The extended Term Loan agreement with PNC Bank provides for the accrual interest rate to be re-set periodically, and is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect as of March 16, 1998 was 8.25%. The differential between the accrual rate and the pay rate of 8.88% will be added or subtracted to the principal balance due at maturity. In consideration for the extension of the maturity date of the Term Loan through June 15, 1998, the Trust incurred an extension fee of $23,800.

         Depreciation. As of December 31, 1997, for Federal income tax purposes, the Trust depreciates its assets under the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS") as follows:

    Buildings:

    Gross Federal Income Tax Basis              $50,284,000
    Accumulated Depreciation                    $15,586,000
    Depreciation Method                         Straight Line
    Depreciable Life                            40 Years

    Land Improvements:

    Gross Federal Income Tax Basis              $ 2,585,000
    Accumulated Depreciation                    $   248,000
    Depreciation Method                         Straight Line
    Depreciable Life                            40 Years

    Personal Property:

    Gross Federal Income Tax Basis              $   185,000
    Accumulated Depreciation                    $   115,000
    Depreciation Method                         Straight Line*
    Depreciable Life                            10 Years*
------
    *Except for automobiles which are depreciated over a range of 3 to 7 years using the double declining balance method.

         Real Estate Taxes. Real estate taxes are levied for county and township, and school tax purposes. County and township taxes are payable March 1 and school taxes are payable on September 1. Harrisburg paid $1,035,000 in real estate taxes in 1997. The 1997 millage rate was 28.39. Though the county lowered the assessed value of Harrisburg East in 1997, the decrease in tax expense associated with the lower assessed value was offset by a rate increase announced by the county of approximately 2 millage points. Real estate taxes are substantially reimbursed by the tenants through real estate tax recovery billings.

         Physical Improvements. Since acquiring Harrisburg East Mall in 1985, the Trust has undertaken several physical improvement programs. In 1987, the Trust converted approximately 51,400 square feet of space in the basement of the former Hess's department store space into mall tenant space, at which time it was leased to Toys ' R' Us. During 1988, a new food court with approximately 13,000 square feet of gross leasable area was added. In 1991, the Trust completed the conversion of 47,960 square feet of space previously occupied by JC Penney into approximately 31,500 square feet of new leasable area leased at substantially higher rates.

         In conjunction with the JC Penney conversion, the remaining area of the JC Penney store was remodeled. In addition, the terms of the amended JC Penney lease required the Trust to renovate the common areas and the exterior facade of the mall. This renovation was completed in 1993 for a cost of approximately $4,000,000. The project included a complete refurbishment of the property's interior common area, with new floors, finishes, and lighting throughout.

         Upon the expansion of Hecht's into the basement space previously occupied by Toys 'R' Us (approximately 51,400 square feet), the Trust renovated Harrisburg East Mall's outparcel building (approximately 52,000 square feet) to accommodate the relocation of Toys 'R' Us for a cost of approximately $3,440,000. In addition to the expansion of the anchor tenant space, Hecht's performed an interior renovation of its new department store space.

         In anticipation of the opening of Lord & Taylor in the former John Wanamaker anchor space, May Department Stores Company (Lord & Taylor's parent company) completed a major renovation of this anchor store location. Management believes that May Company spent approximately $10,000,000 on renovations and improvements.

ITEM 3.           LEGAL PROCEEDINGS.

         On February 3, 1998, the Trust, its trustees, and its Advisor were named as defendants in a purported class action complaint filed by a shareholder in Massachusetts state court. The complaint seeks to enjoin the Merger and also seeks other relief including unspecified damages. The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to the shareholders by agreeing to the Merger. The Trust believes the action to be without merit and intends to vigorously defend the action.

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


         Phillip E. Stephens, age 50, is currently Chairman and Chief Executive Officer of Stephens Property Group, a retail developer in the Southeastern United States. Mr. Stephens was Chairman and Chief Executive Officer of Compass Retail, Inc. from February 1996 until June 1997, and was President and Chief Executive Officer of Compass Retail, Inc. from January 1992 to January 1996. Mr. Stephens was Executive Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He also served as President of ERPM from December 1989 to June 1997. Prior to that date and since October 1987, he was President of EQK Partners, the predecessor in interest to ERPM. Prior to that date and since its inception in September 1983, he was Senior Vice President of EQK Partners. Mr. Stephens was also a managing trustee of Arbor Property Trust, successor in interest to EQK Green Acres, L.P. until it was acquired in December 1997.

         Gregory R. Greenfield, age 41, has been an Executive Vice President of ERE Yarmouth Retail, Inc. (formerly Compass Retail, Inc.) since June 1997. Mr. Greenfield was President and Chief Operating Officer of Compass Retail, Inc. from February 1996 to June 1997, and was Executive Vice President and Chief Operating Officer from January 1992 to January 1996. He was Senior Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He has served as Vice President and Treasurer of EYPM (formerly ERPM) since December 1989. Prior to that date and since November 1988, he was Senior Vice President, General Counsel and Secretary of EQK Partners. Mr. Greenfield joined EQK Partners in June 1984. From 1981 to 1984, he was associated with the law firm of Wolf, Block, Schorr and Solis-Cohen, LLP.

         William G. Brown, Jr., age 42, has been an Executive Vice President and Chief Financial Officer of ERE Yarmouth Retail, Inc. (formerly Compass Retail, Inc.) since February 1996. He was Senior Vice President and Chief Financial Officer from January 1992 through January 1996. Mr. Brown was Vice President of the Compass Retail division of Equitable Real Estate from March 1990 to December 1991. He has also served as a Vice President of EYPM (formerly ERPM) since March 1990. Prior to that date and since November 1988, he was Vice President and Chief Financial Officer of Envirosafe Services,

Inc., a hazardous waste management company. Mr. Brown joined Envirosafe in July 1987. From 1981 to 1987, he held financial management positions with IU International Corporation, and from 1978 to 1981, he was associated with the accounting firm of Coopers & Lybrand.

         Scott M. Boggio, age 38, has been a Senior Vice President of ERE Yarmouth Retail, Inc. (formerly Compass Retail, Inc.) since February 1996. He was Vice President of Compass Retail, Inc. from February 1992 through January 1996. Mr. Boggio was Director of Construction and Development of the Compass Retail division of Equitable Real Estate from January 1990 to January 1992. He has also served as Assistant Vice President of EYPM (formerly ERPM) since December 1989. Prior to that date and since February 1989, he was Vice President of Construction and Planning of EQK Partners. From 1986 until 1988, he was employed by VMS Realty Management, Inc. as its Northeast Regional Manager. From 1985 to 1986, he was employed by the Linpro Company in acquisitions and site selection.

         Gary L. Werkheiser, age 38, has been Vice President of Asset Management and Acquisitions of ERE Yarmouth Retail, Inc. (formerly Compass Retail, Inc.) since February 1992. He was Director of Asset Management of Equitable Real Estate from May 1990 to January 1992. Prior to that date and since August of 1986, he was a real estate analyst for EQK Partners.

         Don Henry, age 37, has been Vice President of Portfolio Management with ERE Yarmouth Retail, Inc. (formerly Compass Retail, Inc.) since January 1996. He was Director of Financial Reporting of Compass Retail from September 1993 to December 1995. Prior to that date, and since June 1983, he was associated with the accounting firm of Deloitte & Touche LLP.

         Linda K. Schear, age 44, has been Senior Vice President and General Counsel to ERE Yarmouth Retail, Inc. (formerly Compass Retail, Inc.) since February 1995. She was Vice President and General Counsel of Compass Retail from February 1992 to January 1995. Ms. Shear was General Counsel to the Compass Retail division of Equitable Real Estate from April 1990 to February 1992. She has also served as Counsel to EYPM (formerly ERPM) since April 1990. Prior to that date, she was first an associate and then a partner with the Atlanta law firm of Merritt & Tenney, specializing in commercial real estate.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Trust's Shares are traded on the New York Stock Exchange (symbol
EKR). The Trust is listed in the stock tables as "EQK Rt." As of March 16, 1998, the record number of shareholders of the Trust was 234. Although the Trust does not know the exact number of beneficial holders of its shares, it believes the number exceeds 1,500.

         The Trust has been notified by the NYSE that it does not currently meet NYSE criteria for continued listing relating to net tangible assets and net income after taxes. Management has had discussions with representatives of the NYSE and does not expect any action to be taken pending the outcome of the proposed Merger with ART. However, whether or not the Merger occurs, there is no assurance that the Trust's Shares will continue to be listed on the NYSE.

         The following table presents the high and low prices of the Trust's shares based on the New York Stock Exchange daily composite transactions.

                                           High                      Low
                                           ----                      ---

Year ended December 31, 1997:

         First Quarter                    $1.625                   $1.375
         Second Quarter                    1.500                    1.125
         Third Quarter                     1.250                    1.062
         Fourth Quarter                    1.250                    0.813

Year ended December 31, 1996:

         First Quarter                    $1.500                   $1.125
         Second Quarter                    1.750                    1.250
         Third Quarter                     1.750                    1.375
         Fourth Quarter                    1.500                    1.250

There were no distributions to shareholders during 1996 and 1997. It is the Trust's current policy to reinvest all of its excess cash flow into its remaining property to fund capital expenditures and leasing costs. The Trust does not anticipate a change in this policy. In addition, the Trust's debt agreements contain provisions restricting the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                            1997         1996          1995         1994         1993
                                            ----         ----          ----         ----         ----

Revenues from rental operations          $  6,158     $  6,174     $ 15,761     $ 16,512     $ 18,458

Write down of investments in
   real estate (a)                             --           --       (3,200)          --           --
Loss before gain on sales of
   real estate and extraordinary loss      (1,961)      (1,488)      (6,575)      (3,459)      (2,351)

Gain on sales of real estate (b)               --           --          229           --          282

Loss before extraordinary loss             (1,961)      (1,488)      (6,346)      (3,459)      (2,069)
Extraordinary loss from early
   retirement of debt (c)
                                               --           --           --           --       (1,711)
Net loss                                   (1,961)      (1,488)      (6,346)      (3,459)      (3,780)

Total assets                               45,067       46,830       48,209       90,258       93,163

Long-term obligations:
   Mortgage notes payable, net of
    imputed interest and discount          45,379       45,379       45,712       80,032       78,727

Shareholders' equity (deficit)             (4,982)      (3,021)      (1,533)       4,813        8,176

Per share data (d):
    Loss per share:
     Loss before gain on sales of
       real estate and extraordinary
       loss                              $  (0.21)    $  (0.16)    $  (0.71)    $  (0.37)    $  (0.25)
      Loss before extraordinary loss        (0.21)       (0.16)       (0.68)       (0.37)       (0.22)
      Net loss                              (0.21)       (0.16)       (0.68)       (0.37)       (0.41)
      Dividends declared                       --           --           --           --           --
------------------------------------


(a) A write-down was recorded in 1995 related to the Trust's investment in Castleton Park to adjust the net investment to Management's estimate of net realizable value. As discussed in Note 2 to the financial statements, the Trust reviews its investments for impairment on a quarterly basis, and records write-downs or reserves when appropriate.

(b) In 1995, the Trust sold its remaining interest in Castleton Park and recognized a gain on the sale of $229,000. In 1993, the Trust sold its remaining two buildings at Peachtree Dunwoody Pavilion and recognized a gain on the sale of $282,000.

(c) In 1993, the Trust retired mortgage notes assumed in connection with its purchase of Harrisburg East Mall and recognized an extraordinary charge to earnings of $1,711,000.

(d) Calculation is based on 9,264,344 weighted average shares outstanding during all periods presented.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion should be read in conjunction with the financial statements and notes that appear immediately following the Signatures page.

FINANCIAL CONDITION

CAPITAL RESOURCES

Background

         The Trust was formed pursuant to an Amended and Restated Declaration of Trust dated February 27, 1985, as amended March 5, 1986, to acquire certain income-producing real estate investments. On March 13, 1985, the Trust acquired Harrisburg East Mall, a regional shopping mall located in Harrisburg, Pennsylvania; Castleton Park ("Castleton"), an office park located in Indianapolis, Indiana; and Peachtree Dunwoody Pavilion ("Peachtree"), an office park located in Atlanta, Georgia.

         The Trust has completed the disposition of two of its three real estate investments. The office buildings comprising Peachtree were sold in three separate transactions during 1992 and 1993. Two of the office buildings at Castleton were sold in 1991. The remaining 44 office buildings at Castleton were sold in December 1995.

         The Declaration of Trust currently provides that actual disposition of the remaining property, Harrisburg East Mall, may occur at any time prior to March 1999. The Declaration of Trust further provides that this date may be extended by up to two years upon the recommendation of the Trustees and the affirmative vote of a majority of its shareholders. Based on the finite life provisions of the Declaration of Trust, Management has been pursuing the disposition of its remaining real estate investment or an alternative strategic transaction.

         As discussed in Note 1 to the financial statements, effective December 23, 1997, the Trust entered into an Agreement and Plan of Merger, pursuant to which an affiliate of American Realty Trust, Inc., a Georgia corporation ("ART"), is to merge with and into the Trust (the "Merger"), with the Trust being the surviving entity. The Merger contemplates, among other things, a 20-year extension of the life of the Trust.

         Management anticipates that the Merger will close in mid-1998. However, no assurances can be given that the Merger will close during the anticipated time frame or at all. In the event the Merger is not completed, Management intends to pursue an immediate disposition of Harrisburg East Mall.

Harrisburg East Mall Overview

         Over the past several years, the retail industry has experienced a significant number of retail store mergers and bankruptcies. Consolidations within the retail industry and the financial difficulties experienced by individual retailers have, in turn, led to a high level of unanticipated store closings and requests for rent relief within regional shopping malls.

         At Harrisburg East Mall, the current state of the retail industry has impacted both its department stores and its smaller specialty stores. Two of the department stores operating in 1994 have since closed, Hess's (November 1994) and John Wanamaker (October 1995). These department store spaces remained "dark" for substantial periods of time pending the opening of their replacements, Hecht's (October 1995) and Lord & Taylor (March 1997).

         The temporary closure of these department stores permitted certain tenants to exercise co-tenancy provisions pursuant to their leases, which allowed them to pay a lower amount of rent based on a percentage of sales volumes in lieu of fixed minimum rents. Additionally, certain other tenants experienced financial difficulties which led to requests for rent relief and unanticipated store closings. As a result of these matters, the aggregate decline in rental revenues from amounts otherwise provided for under the related lease agreements amounted to approximately $600,000 in 1995 and 1996, and $100,000 in 1997. Upon the opening of Lord & Taylor on March 10, 1997, substantially all of the in-line tenants' co-tenancy provisions ceased being operable, and such tenants' rent structures reverted back to fixed minimum rents.


Mortgage Debt Extensions

         On December 15, 1996 the Trust extended the maturity dates on the remaining balances of its Mortgage Note ($43,794,000) and Term Loan ($1,585,000) for a period of 18 months (extended maturity date, June 15, 1998). The terms of such debt facilities pursuant to the extensions are substantially comparable to the terms in effect since the original issuance date, December 15, 1992, except as described below. The Mortgage Note and Term Loan were previously extended from their original maturity date on December 15, 1995 to December 15, 1996. The Mortgage Note remains collateralized by a first mortgage lien on Harrisburg, an assignment of leases and rents, and certain cash balances. The Term Loan is collateralized by a subordinate lien on Harrisburg East Mall.

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

         In consideration for the extension of the maturity date of the Mortgage Note agreement through June 15, 1998, the Trust paid an up-front application fee of $165,000 and agreed to pay a back end fee of $272,900, plus interest thereon at the contract rate of 8.88%, at the maturity date of June 15, 1998, or the date at which all or any part of the original principal amount is prepaid. In consideration for the extension of the maturity date of the Term Loan through June 15, 1998, the Trust incurred an extension fee of $23,800.

         The Term Loan reflects the same pay rate of 8.88% that is applicable to the Mortgage Note, but accrues interest at a rate that re-sets periodically. The accrual rate is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect as of March 16, 1998 was 8.25%. The difference between the accrual rate and the pay rate will be reflected in the principal balance due at maturity.

         Management is pursuing an extension of the maturity dates of the Mortgage Note and the Term Loan from June 15, 1998 to at least the end of the year. Based on preliminary discussions with the respective lenders, Management believes that it will be able to secure such extensions. However, the inability of the Trust to extend such maturity dates or to secure alternative financing could have a negative impact on the Trust's ability to complete the Merger. In such an event, Management will pursue an immediate disposition of Harrisburg East Mall.

         One of the conditions of the Mortgage Note was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the lender. The cash balance of the Trust's capital reserve account at December 31, 1997 was $1,852,000. Management believes the current cash balance in this account, coupled with additional cash flows projected to be generated from operations, will be sufficient to fund Harrisburg East Mall's capital expenditure requirements discussed below.

LIQUIDITY

         As noted above, the Trust's management is pursuing extensions of its Mortgage Note and Term Loan, from June 15, 1998 to at least the end of the year.

         The Trust recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. Both the Advisor and Property Manager are working diligently to assess and modify (as necessary) the computer applications and business processes used to service the Trust to provide for their continued functionality. The Trust expects that the Advisor and Property Manager will substantially complete the updating of critical systems no later than December 31, 1998. The Trust does not believe that the costs to remediate any Year 2000 issues will be material to its business, operations, or financial condition. However, there can be no assurance that all business-critical systems will be fully Year 2000 compliant, or that the consequences of any system deficiencies will not have a material adverse affect on the Trust.

         The comparability of the Statements of Cash Flows during 1995 to 1997 is affected by the property disposition and debt repayments that occurred during 1995 as discussed below.

         During 1997, the Trust generated cash flows from operating activities of $208,000, a decrease of $1,009,000 from the prior year's operating cash flow of $1,217,000. Operating cash flow comparisons were impacted by two 1996 non-recurring events which essentially offset one another, the refund of previously paid real estate taxes at Peachtree Dunwoody Pavilion as discussed in
Note 10 to the financial statements ($268,000), and the repayment of a $300,000 loan to the Advisor in 1996 as discussed in Note 8 to the financial statements. The decrease in operating cash flows from 1996 was primarily attributable to a decrease in Harrisburg's cash flows from operations due to the receipt of lease cancellation income ($451,000) in 1996. Also contributing to the decrease is an increase in accounts receivable from certain anchor tenants of $390,000 due to the timing of collection of the 1997-1998 tax reimbursements. Additionally, interest payments increased by $136,000 from prior year. The increase in interest is a result of an increase in the mortgage note interest rate to 8.88% from 8.54% effective with the December 15, 1996 mortgage note extension agreement.

         During 1996, the cash flows provided by operating activities increased by $94,000 compared to 1995. This increase in operating cash flows was primarily attributable to a decline in cash paid for interest following the December 1995 partial repayment of mortgage debt ($2,816,000), an increase in Harrisburg East Mall's cash flows from operations related to the receipt of lease termination fees ($451,000) and the accelerated collections of real estate tax recoveries ($150,000), and the receipt of a $268,000 refund in 1996 of previously paid real estate taxes related to reductions in the 1991 and 1992 assessed values of Peachtree (see Note 10). These increases were partially offset by the loss of Castleton's operating cash flow following the sale in December 1995 (which amounted to $3,656,000 in 1995).

         Cash flows used in investing activities during 1997 were $546,000. The 1997 results reflect the costs associated with a parking lot repavement project and the payment of build out allowances to tenants at Harrisburg East Mall. Cash flows used in investing activities during 1996 ($195,000) were primarily for the payment of tenant allowances.

         Net cash provided by investing activities in 1995, $33,145,000, was due to the receipt of proceeds from the sale of Castleton, $38,507,000, partially offset by additional investments in real estate, including $3,440,000 related to the redevelopment of the Harrisburg outparcel building.

         There were no cash flows used in financing activities during 1997. Pursuant to the mortgage debt extension effective December 15, 1996, the Mortgage Note and Term

Loan generally require monthly payments of interest only.

         Cash flows used in financing activities during 1996 ($333,000) were limited to scheduled principal payments on the Trust's debt.

         Net cash used in financing activities in 1995, $35,997,000, primarily related to the application of sales proceeds of $35,990,000 (net of customary prorations) to retire a portion of the trust's mortgage indebtedness.

         The Trust will make certain capital expenditures to maintain or enhance the value of the property, including tenant allowances associated with leasing activity. The Trust anticipates making capital expenditures in 1998 of up to $2,200,000, which include budgeted tenant allowances of $1,700,000. Certain of these expenditures are discretionary in nature and therefore may be deferred into future periods.

         In addition to capital expenditure requirements described above, liquidity requirements for 1998 will also include principal and interest payments of $2,015,000 through June 15, 1998 pursuant to existing loan agreements. These loan agreements mature on June 15, 1998; the principal balance at maturity will be approximately $45,379,000. As discussed above, Management is pursuing extensions of its Mortgage Note and Term Loan through at least the end of the year.

         The Trust's cash management agreement stipulates that all rental payments from tenants are to be made directly to a third party escrow agent that also funds monthly operating expenses in accordance with a budget approved by the lender. The Trust believes that its cash flow for 1998 will be sufficient to fund its various operating requirements, including budgeted capital expenditures and monthly principal and interest payments, although its discretion with respect to cash flow management will be limited by the terms of the cash management agreement. Management believes that the Trust's current cash reserves, coupled with additional cash flow projected to be generated from operations, will permit the Trust to meet its operating, capital and monthly debt service requirements.

         As discussed above and in Note 2 to the financial statements, the Trust records its investments in real estate in accordance with the historical cost accounting convention. Accordingly, the Trust has not written up the cost basis of its investment in Harrisburg to its substantially higher net realizable value. Therefore, Management does not believe that its deficit in shareholders' equity of $4,982,000 at December 31, 1997 is indicative of its current liquidity or the net distribution that its shareholders would receive upon liquidation.


RESULTS OF OPERATIONS

         For the year ended December 31, 1997, the Trust reported a net loss of $1,961,000 ($.21 per share) compared to net losses of $1,488,000 ($.16 per share) and $6,346,000 ($.71 per share) for the years ended December 31, 1996 and 1995, respectively. The year ended December 31, 1995 includes a write-down of the investment in Castleton of $3,200,000 ($.35 per share) and the gain on the sale of Castleton of $229,000 ($0.03 per share).

         The Trust's revenues for the year ended December 31, 1997 were $6,158,000, which represented a $16,000 decrease from the 1996 amount of $6,174,000. Rental revenues in 1997 increased by approximately $379,000 over 1996. A portion of this increase, $103,000, was a result of increased rent payments from certain tenants whose payment obligations had been reduced in prior years pursuant to the exercise of cotenancy provisions in their lease agreements and short-term rent relief agreements associated with anchor store vacancies. With the opening of Lord & Taylor on March 10, 1997, such provisions and agreements expired and these tenants reverted to paying fixed minimum rent. The remaining increase in rental revenues from 1996 ($276,000) is attributable to a non-cash adjustment to straight-line rents made in 1996. The increases in 1997 rental revenues, however, were offset by the non-recurrence of lease termination fees and other miscellaneous income recorded in 1996.

         The Trust's revenues for the year ended December 31, 1996 were $6,174,000, which represented a $9,587,000 decrease from the 1995 amount of $15,761,000. This decline was primarily due to the sale of Castleton, which accounted for revenues of $9,554,000 for the year ended December 31, 1995. Harrisburg's 1996 rental revenues declined from amounts recognized in 1995 due to the effects of tenant bankruptcies and short-term rent relief agreements ($216,000), lower percentage rent due to decreases in certain tenants' sales volumes ($90,000), and a non-cash adjustment to the calculation of minimum rents recognized on a straight-line basis over the terms of the tenant leases ($276,000). However, such decreases were substantially offset by collections of lease termination fees of $451,000 and an increase of $135,000 in temporary tenant rental revenues.

         Operating expenses (net of reimbursements from tenants) for the year ended December 31, 1997 were $1,083,000, which represented an increase of $196,000 from the 1996 amount of $887,000. This increase is primarily due to a decrease in common area maintenance expense recoveries of $84,000 due to lower average occupancy levels in 1997. Also, bad debt expenses increased by $82,900 from 1996 due to tenant bankruptcies.

         Operating expenses (net of reimbursements from tenants) for the year ended December 31, 1996 were $887,000, which declined from the related 1995 amounts of $5,403,000. The decline is primarily due to the sale of Castleton, which accounted for expenses of $4,600,000 for the year ended December 31, 1995. This decline in annual expenses was offset by a net increase in Harrisburg operating expenses of $77,000. The annual increase was due to an increase in bad debt expenses of $151,000 due to the non-recurrence of collections in 1995 of previously reserved tenant receivables and an increase in administrative expenses of $50,000. These increases were offset by decreases in advertising expenses of $94,000 and sales tax expenses of $53,000 attributable to non-recurring items in 1995.

         Other income of $268,000 and $400,000 was recorded in 1996 and 1995, respectively, relating to refunds of previously paid real estate taxes for Peachtree Dunwoody Pavilion and Castleton. No such similar events occurred during 1997.

         Interest expense for the years ended December 31,1997, 1996, and 1995 was $4,046,000, $3,896,000, and $8,302,000, respectively. The increase in interest expense in 1997 as compared to 1996 is due to an increase in the mortgage note interest rate to 8.88% from 8.54% effective with the December 15, 1996 mortgage note extension agreement. The decrease in interest expense in 1996 as compared to 1995 is primarily attributable to the lower average debt balances outstanding in 1996 following the mortgage debt repayment in December 1995, as well as decreases in the interest accrual rates for both the Mortgage Note and Term Loan.

         Other expenses-net consist of portfolio management fees, other costs related to the operation of the Trust, and interest income earned on cash balances. Other expenses decreased $298,000 in 1997 from 1996 amounts. This decrease is primarily attributable to the recognition of imputed interest on deferred advisory fees in 1996 of $302,000.

         Other expenses-net decreased $227,000 in 1996 from 1995 balances. The decrease is primarily due to a decrease in portfolio management and other professional fees.

         As discussed in the liquidity section above, Management believes that its existing cash reserves and its anticipated cash flow generated from operations will be sufficient to meet its capital and monthly debt service requirements. However, due to the effects of non-cash accounting adjustments (principally depreciation and amortization), Management anticipates that the Trust will incur losses in the future comparable to the loss recognized in 1997. There is no assurance that future results will not be materially affected (positively or negatively) by, among other factors, changes in mall occupancy and rental rates, significant deviations in operating expenses, changes in interest rates and transaction costs incurred in connection with sale and financing transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None Required.

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

         Sylvan M. Cohen, age 83, has been a Trustee since 1988. Mr. Cohen has been Chairman and Trustee of Pennsylvania Real Estate Investment Trust, a New York Stock Exchange-listed real estate investment trust, since 1994, and also served as Chief Executive Officer from 1994 to October 1997. He was President and Trustee since its inception in 1960. Mr. Cohen has been Of Counsel to the law firm Drinker Biddle & Reath since 1995. For more than five years prior thereto, Mr. Cohen was a partner in the Philadelphia law firm of Cohen, Shapiro, Polisher, Shiekman and Cohen. Mr. Cohen is formerly a director of Fidelity Bank, Philadelphia, Pennsylvania, and is currently a director of FPA Corporation, an American Stock Exchange-listed real estate development company, and was a managing trustee of Arbor Property Trust, a New York Stock Exchange-listed real estate investment trust and successor in interest to EQK Green Acres, L.P, until it was acquired in December 1997. He formerly served as President of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

         Alton G. Marshall, age 76, has been a Trustee since the Trust's inception in 1985. Mr. Marshall has been President of Alton G. Marshall Associates, Inc. a New York City real estate investment firm since 1971. He was formerly a Senior Fellow of the Nelson A. Rockefeller Institute of Government in Albany, New York. He was also Chairman of the Board and Chief Executive Officer of The Lincoln Savings Bank, FSB from March 1984 through December 1990. From 1971 to 1981, he was President of the Rockefeller Center, Inc., a real estate, manufacturing and entertainment company. Mr. Marshall is currently a director of the New York State Electric & Gas Corp. He previously served as a director of the Hudson River Trust and as a managing trustee of Arbor Property Trust, until it was acquired in December 1997. He was an independent partner of Equitable Capital and Equitable Capital Retirement Fund.

         George R. Peacock, age 74, has been a Trustee since 1988. Mr. Peacock has been sole-owner and President of Carluke, Inc., a real estate investment consulting firm, since 1988. Mr. Peacock had retired from Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), a wholly-owned subsidiary of The Equitable Life Assurance Society of the United States ("Equitable") in August 1988 after serving as Chairman and Chief Executive Officer. Mr. Peacock is a past member of Equitable's Investment Policy Committee. Prior to his retirement, he was also a Senior Vice President of Equitable for approximately twelve years. He is also a former director of Equitable Real Estate and was a managing trustee of Arbor Property Trust until it was acquired in December 1997.

         Phillip E. Stephens, age 50, has been a Trustee since 1990. Mr. Stephens is Chairman and Chief Executive Officer of Stephens Property Group, a developer of shopping centers in the Southeastern United States. Mr. Stephens was Chairman and Chief Executive Officer of Compass Retail, Inc., a subsidiary of Equitable Real Estate, from February 1996 to June 1997 and was President and Chief Executive Officer from January 1992 to January 1996. Mr. Stephens was Executive Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He also served as President of Equitable Realty Portfolio Management, Inc. ("ERPM"), the Trust's Advisor and a wholly-owned subsidiary of ERE Yarmouth, Inc. (formerly Equitable Real Estate), from December 1989 to June 1997. Prior to that date and since October 1987, he was President of EQK Partners, the predecessor in interest to ERPM. Prior to that date and since its inception in September 1983, he was Senior Vice President and subsequently President of EQK Partners. He was also a managing trustee of Arbor Property Trust until it was acquired in December 1997.

         Robert C. Robb, Jr., age 52, has been a Trustee since 1991. Mr. Robb has been President of and partner in the management and financial consulting firm of Lewis, Eckert, Robb & Company since 1981. Mr. Robb is currently a director of PNC Bank, N.A., Pittsburgh, Pennsylvania, Tamaqua Cable Products Company, and Brynwood Partners, and is a former director of Brinks, Inc. of Darien, Connecticut.

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Trust's officers and directors and persons who own more than ten percent of a registered class of the Trust's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports.

         Based on the Trust's review of the copies of these reports received by it, and written representations received from Reporting Persons, the Trust believes that all filings required to be made by the Reporting Persons with respect to transactions from January 1, 1997 through December 31, 1997 were made on a timely basis.

         During 1997, there were two meetings of the Trustees.

         Other than the audit committee, the Trust has no standing nominating, compensation or other committees.

ITEM 11. EXECUTIVE COMPENSATION.

         The Trust currently pays each Trustee, a fee of $10,000 per year for serving as a Trustee and $1,000 for each day spent by a Trustee on the Trust's business, including meetings of the Trustees and of any committee of Trustees which such Trustee attends. All of the Trustees are unaffiliated Trustees, except for Mr. Stephens, who was affiliated with the Advisor and Property Manager until June 1997. In addition, the Trust currently reimburses the Trustees for travel and other expenses incurred in connection with their duties as Trustee of the Trust. No salaries are paid to the officers of the Trust for acting in such capacity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows the beneficial shareholdings as of January 15, 1998 of all persons known by the Trust to be beneficial owners of more than 5% of its outstanding shares, of all Trustees and nominees individually and of all Trustees and officers as a group.

                                                                                          Percentage of
                                                                          Number of         Outstanding
Name                                       Address                         Shares            Shares
----                                       -------                         ------            ------
ERE Yarmouth Portfolio               5775 Peachtree Dunwoody Rd.          1,685,556           18.2%
  Management (formerly ERPM)         Suite 200-D
                                     Atlanta, GA 30342


Tennessee Consolidated               1160 Andrew Jackson Bldg.            1,250,000           13.5%
  Retirement System                  5th Ave. & Dedrick Street
                                     Nashville, TN 37219-8287


Corbyn Investment                    2330 W. Joppa Rd. Ste. 108             962,000           10.4%
 Management, Inc., et al (3)         Lutherville, MD 21093

E.I. duPont de Nemours               Wilmington Trust Co.                   906,600            9.8%
  Co., Inc. Trust Fund               1100 North Market Street
                                     Wilmington, DE 19890


Maurice A. Halperin                  2500 North Military Trail              847,100            9.1%
                                     Suite 225
                                     Boca Raton, FL  33431

                                                                               ---
Sylvan M. Cohen                      Drinker Biddle & Reath                                     (2)
                                     Philadelphia National Building
                                     1345 Chestnut Street
                                     Philadelphia, PA  19107
                                                                               ---
Alton G. Marshall                    136 East 79th Street                                       (2)
                                     New York, NY 10021

George R. Peacock                    Monarch Plaza                            1,728 (1)         (2)
                                     3414 Peachtree Road, NE
                                     Suite 416
                                     Atlanta, GA 30326

Phillip E. Stephens                  Seven Piedmont Center                    2,055             (2)
                                     Suite 500
                                     Atlanta, GA 30305

Robert C. Robb                       Lewis, Eckert, Robb and Co.              2,000             (2)
                                     One Plymouth Meeting, Suite 425
                                     Plymouth Meeting, PA  19462


All Trustees and Officers as a Group
(10 persons)                                                                  5,783

--------------------------------------------------------------------------------
(1) These Shares are owned by Mr. Peacock's wife and son and Mr. Peacock disclaims beneficial ownership of these Shares.
(2) The number of Shares represents less than 1% of the outstanding Shares.
(3) Corbyn Investment Management Inc., et al is a group consisting of Corbyn Investment Management, an investment advisor who owns 378,200 shares, and Greenspring Fund, Inc., an investment company who owns the remaining 583,800 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         ERE Yarmouth Portfolio Management (formerly ERPM), a wholly-owned subsidiary of ERE Yarmouth, Inc. (formerly Equitable Real Estate), is the Advisor to the Company pursuant to an advisory agreement with the Trust. For the year ended December 31, 1997, the Advisor earned portfolio management fees in the amount of $242,000.

         Effective January 1, 1990, the Advisor agreed to reduce the rate of its annual portfolio management fees as an accommodation to the Trust's efforts to reduce its costs of operations. The basis of the fee calculation was changed from .85% to .425% of the sum of (i) the average daily per share closing price of the Trust's shares, multiplied by the average number of shares outstanding on each day and (ii) the average daily outstanding balance of the Trust's long-term indebtedness. In addition, certain provisions which subordinated the payment of the fee to a specified dividend distribution were eliminated. The Advisor also agreed to forgive one-half of the total of $5.4 million of deferred annual portfolio management fees owed by the Company to ERPM for the years 1985 through 1989. The remaining deferred fees of $2.7 million will be paid upon the disposition of the Company's remaining property, Harrisburg East Mall. If the Merger described in Item 1 is completed, the Advisor will receive ART Preferred Shares from ART in satisfaction of the deferred fee obligation.

         Pursuant to the Mortgage Loan Modification Agreement executed in December 1995, which extended the maturity date of the Trust's mortgage indebtedness by one year to December 15, 1996, and continuing with a second extension of the maturity date of such mortgage indebtedness for a period of 18 months to June 15, 1998, the Advisor agreed to a partial deferral of its fees. The computation of the fee will remain unchanged as described above; however, fees in excess of $37,500 per quarter will be deferred and paid to the Advisor upon the repayment of such mortgage indebtedness, either through a refinancing or from an application of proceeds from the sale of Harrisburg East Mall. As of December 31, 1997, the balance of deferred advisory fees owed to the Advisor was $217,000. In connection with the December 15, 1996 extension of debt, the Advisor earned a refinancing fee of $50,000, which will be paid upon the retirement of the debt. Total deferred advisory and refinancing fees owed to the advisor at December 31, 1997 were $267,000.

         Upon the sale of all or any portion of the Trust's remaining real estate investment, the Advisor will be entitled to a disposition fee equal to 2% of the gross sale price (including outstanding indebtedness taken subject to or assumed by the buyer and any purchase money indebtedness taken back by the Company). The disposition fee will be reduced by the amount of any brokerage commissions and legal expenses incurred by the Trust in connection with such sales.

         Pursuant to its property management agreement for Harrisburg East Mall, ERE Yarmouth Retail, Inc. earned management fees of $307,000 for the year ended December 31, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K.

                                                                        Page
                                                                       Number
                                                                       ------
(a)      The following documents are filed as part of this
         report:
         1.  Financial Statements
             --------------------
             Balance Sheets at December 31, 1997 and 1996
             Statements of Operations for the years ended
               December 31, 1997, 1996 and 1995
             Statements of Shareholders' Equity (Deficit)
               for the years ended December 31, 1997,
               1996 and 1995
             Statements of Cash Flows for the years ended
               December 31, 1997, 1996 and 1995
             Notes to financial statements, including
               supplementary data
         2.  Financial Statement Schedule
             ----------------------------
                      Schedule III:  Real Estate and Accumulated
                                     Depreciation
             Independent Auditors' Report
             All other schedules are omitted as the
             required information is inapplicable or the
             information is presented in the financial
             statements, or the related notes thereto.
         3.  Exhibits
             --------
             (2)  Agreement and Plan of Merger dated December 23, 1997
                  by and among the Registrant, American Realty Trust,
                  Inc., ART Newco, LLC, Basic Capital Management, Inc.,
                  Equitable Realty Portfolio Management, Inc., and Compass
                  Retail, Inc. (12)
             (3)  (a)   Form of Amended and Restated
                        Declaration of Trust, as amended.(2)
                  (b)   Trustees' Regulations, as amended.(2)
             (4)  Form of certificate for Shares of
                  Beneficial Interest.(1)
             (9)  None.
             (10) (a)   Form of Advisory Agreement between
                        the Registrant and EQK Partners.(1)
                  (e)   Property management agreement
                        between Salomon Brothers Peachtree
                        Properties Inc. and Equitable Real
                        Estate Investment Management, Inc.
                        with respect to Peachtree-Dunwoody
                        Pavilion.(1)

                                                                         Page
                                                                        Number
                                                                        ------

            (f)      Form of property management agreement
                     between the Registrant and Castleway
                     Management Corp. with respect to Castleton
                     Commercial Park.( 1)
            (k)      Mortgage encumbering Harrisburg
                     East Mall in favor of Continental
                     Assurance Company and related
                     documents.( 1)
            (m) Mortgage encumbering Harrisburg East Mall in favor of The Philadelphia Savings Fund
                     Society and related documents.( 1)
            (n)      Amended and Restated Zero Coupon Mortgage
                     Note due December 1992 in the principal
                     amount of $45,000,000.( 1)
            (o)      Mortgage encumbering Harrisburg East
                     Mall in favor of Salomon Brothers
                     Realty Corp.( 2)
            (p)      Mortgages encumbering Peachtree-Dunwoody
                     Pavilion in favor of Salomon Brothers Realty Corp.( 2)
            (q)      Mortgages encumbering Castleton
                     Commercial Park in favor of Salomon
                     Brothers Realty Corp.( 2)
            (r)      Zero Coupon Mortgage Note due
                     December 1992 in the principal
                     amount of $5,000,000.( 3)
            (s)      Form of Amendments dated February 4, 1988 to
                     Exhibits 10(o), 10(p) and 10(q).( 3)
            (t)      Form of Mortgages securing 10(r).( 3)
            (u)      First Amendment to Advisory Agreement
                     dated as of December 31, 1989.( 4)
            (v)      Form of property management
                     agreement between Registrant and
                     Compass Retail, a division of
                     Equitable Real Estate Investment
                     Management, Inc.( 5)
            (w)      Agreement of sale dated June 25, 1991
                     between McCready and Keene, Inc.
                     and the Registrant.( 6)

                                                                         Page
                                                                        Number
                                                                        ------

            (x)      Agreement for release of collateral between
                     The Prudential Insurance Company of America
                     and the Registrant dated August 30, 1991.
                     (6)
            (y)      Agreement of sale dated September 23, 1991
                     between the Wesleyan Church Corporation and
                     the Registrant.( 6)
            (z)      Agreement of sale dated June 24, 1992
                     between Computer Generation Incorporated and
                     the Registrant.( 7)
            (aa)     Purchase and Sale Agreement dated
                     October 21, 1992 between Minneapolis
                     Investment Associates L.P. and the Registrant( 7)
            (bb)     Second Amended and Restated Note dated as of
                     December 16, 1992 from the Registrant to The
                     Prudential Insurance Company of America( 7)
            (cc)     Cash Management and Security Agreement dated
                     as of December 15, 1992, among the
                     Registrant, The Prudential Insurance Company
                     of America and First Union National Bank of
                     Georgia( 7)
            (dd)     Amended and Restated Deed to Secure Debt and
                     Security Agreement (Peachtree) dated as of
                     December 16, 1992 by Successor Trustees of
                     the Registrant as Debtor in favor of The
                     Prudential Insurance Company of America as
                     Secured Party( 7)
            (ee)     Amended and Restated Open-End Mortgage and
                     Security Agreement (Harrisburg) dated as of
                     December 15, 1992 by Successor Trustees of
                     the Registrant as Debtor in favor of The
                     Prudential Insurance Company of America as
                     Secured Party( 7)
            (ff)     Amended and Restated Mortgage and Security
                     Agreement (Castleton) dated as of December
                     15, 1992 by the Registrant as Debtor in
                     favor of The Prudential Insurance Company of
                     America as Secured Party( 7)

                                                                         Page
                                                                        Number
                                                                        ------
            (gg)     Absolute Assignment of Leases and Rents
                     and Rental Collection Agreement
                     (Peachtree) dated as of December 16,
                     1992 among Successor Trustees of the
                     Registrant as Assignor, The Prudential
                     Insurance Company of America as
                     Assignee and First Union National Bank
                     of Georgia as Rental Collection Agent( 7)
            (hh)     Absolute Assignment of Leases and Rents
                     and Rental Collection Agreement
                     (Harrisburg) dated as of December 16,
                     1992 among Successor Trustees of the
                     Registrant as Assignor, The Prudential
                     Insurance Company of America as
                     Assignee and First Union National Bank
                     of Georgia as Rental Collection Agent( 7)
            (ii)     Absolute Assignment of Leases and Rents and
                     Rental Collection Agreement (Castleton)
                     dated as of December 15, 1992 among the
                     Registrant as Assignor, The Prudential
                     Insurance Company of America as Assignee and
                     First Union National Bank of Georgia as
                     Rental Collection Agent( 7)
            (jj)     Warrant Agreement dated as of December 18,
                     1992 between the Registrant and The
                     Prudential Insurance Company of America( 7)
            (kk)     Subordination and Intercreditor Agreement
                     dated as of December 16, 1992 among
                     Provident National Bank, The Prudential
                     Insurance Company of America and the
                     Registrant( 7)
            (ll)     Second Amended and Restated Loan Agreement
                     dated as of December 16, 1992 from the
                     Registrant to Provident National Bank( 7)
            (mm)     Amended and Restated Note dated as of
                     December 16, 1992 from the Registrant to
                     Provident National Bank( 7)
            (nn)     Mortgage and Security Agreement (Castleton)
                     dated as of December 16, 1992 between the
                     Registrant and Provident National Bank( 7)

                                                                         Page
                                                                        Number
                                                                        ------
            (oo)     Deed to Secure Debt and Security Agreement
                     (Peachtree) dated as of December 16, 1992
                     between the Registrant and Provident
                     National Bank( 7)
            (pp)     Open-End Mortgage and Security Agreement
                     (Harrisburg) dated as of December 16, 1992
                     between the Registrant and Provident
                     National Bank( 7)
            (qq)     Assignment of Lessor's Interest in Leases
                     (Castleton) dated as of December 16, 1992
                     between the Registrant and Provident
                     National Bank( 7)
            (rr)     Assignment of Lessor's Interest in Leases
                     (Peachtree) dated as of December 16, 1992
                     between the Registrant and Provident
                     National Bank( 7)
            (ss)     Assignment of Lessor's Interest in Leases
                     (Harrisburg) dated as of December 16, 1992
                     between the Registrant and Provident
                     National Bank( 7)
            (tt)     Assignment of Cash Collateral Account and
                     Security Agreement dated as of December 16,
                     1992 between the Registrant and Provident
                     National Bank( 7)
            (uu)     Purchase and Sale Agreement dated
                     July 6, 1993 between Lawrence E.
                     Cooper and the Registrant(8)
            (vv)     Amendment dated October 1, 1993
                     to Exhibit 10(cc)(8)
            (ww)     Amendment dated December 3, 1993
                     to Exhibits 10(ll) and 10(mm)(8)
            (xx)     Purchase Agreement for Real Property and
                     Escrow Instructions (9)
            (yy)     Note, Mortgage, and Modification agreement
                     dated December 15, 1995 between the
                     Registrant and The Prudential (10) Insurance
                     Company of America
            (zz)     Mutual Estoppel and Modification Agreement
                     dated December 15, 1995 between the
                     Registrant and The Prudential Insurance
                     Company of America (10)

                                                                         Page
                                                                        Number
                                                                        ------
            (aaa)    Amended Mutual Estoppel and Modification
                     Agreement dated December 15, 1995 between
                     the Registrant, PNC Bank, National Association,
                     and The Prudential Insurance Company of America (10)
            (bbb)    Extension and Partial Paydown of loan from
                     PNC Bank National Association, dated
                     December 15, 1995 to EQK Investors I (10)
            (ccc)    Second  Amendment to Second Amended and Restated
                     Loan Agreement from PNC Bank National
                     Association dated December 15, 1996 (11)
            (ddd)    Third Amended and Restated Note from PNC Bank National
                     Association dated December 15, 1996 (11)
            (eee)    First Amended Note, Mortgage and Note Modification
                     Agreement from the Prudential Insurance Company of
                     America dated December 15, 1996 (11)
            (fff)    Mutual Estoppel and Modification Agreement
                     dated December 15, 1996 between the
                     Registrant and the Prudential Insurance
                     Company of America and PNC Bank National
                     Association (11)
            (ggg)    Cost Sharing Agreement dated July 9, 1997 between the
                     Registrant and American Realty Trust (12).

      (11)  See Note 2 to the Financial Statements.
      (12)  Inapplicable.
      (13)  Inapplicable.
      (16)  None.
      (18)  None.
      (21)  None.
      (22)  None.
      (23)  None.
      (24)  None.
      (27)  Included in EDGAR transmission only.
      (28)  None.

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

     (11) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for fiscal year ended December 31, 1996.

     (12) Incorporated herein by reference to exhibit filed with Registration Statement on January 6, 1998 on Form S-4 filed by American Realty Trust, Inc. (Registration Statement Number 333-43777)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                               EQK Realty Investors I


                               By: /s/Phillip E. Stephens
                                   ------------------------------------------
                                      Phillip E. Stephens
                                      President (Principal Executive Officer)
                                      and Trustee

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 31, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures                              Title



/s/Phillip E. Stephens                  President (Principal Executive
------------------------------          Officer) and Trustee
Phillip E. Stephens


/s/Gregory R. Greenfield                Executive Vice President and Treasurer
------------------------------           (Principal Financial Officer)
Gregory R. Greenfield


/s/William G. Brown, Jr.                Vice President and Controller
------------------------------
William G. Brown, Jr.


/s/Sylvan M. Cohen                      Trustee
------------------------------
Sylvan M. Cohen


/s/Alton G. Marshall                    Trustee
------------------------------
Alton G. Marshall


/s/George R. Peacock                    Trustee
------------------------------
George R. Peacock


/s/Robert C. Robb, Jr.                  Trustee
------------------------------
Robert C. Robb, Jr.

INDEPENDENT AUDITORS' REPORT


Board of Trustees and Shareholders
EQK Realty Investors I:

We have audited the accompanying balance sheets of EQK Realty Investors I (a Massachusetts business trust) as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of EQK Realty Investors I as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the financial statements, the Trust's existing mortgage note and term note mature on June 15, 1998.


DELOITTE & TOUCHE LLP

Atlanta, Georgia
January 30, 1998

                             EQK REALTY INVESTORS I
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                            December 31,  December 31,
                                                               1997           1996
                                                            ------------  ------------
                              ASSETS


Investment in Harrisburg East Mall, at cost                  $  52,774     $  52,228

       Less accumulated depreciation                            17,233        15,338
                                                             ---------     ---------

                                                                35,541        36,890

Cash and cash equivalents:
    Cash Management Agreement                                    2,486         2,667
    Other                                                          837           994

Deferred leasing costs (net of
  accumulated amortization of $1,937                             3,755         4,041
  and $1,629, respectively)

Accounts receivable and other assets
  (net of allowance of $214                                      2,448         2,238
  and $22, respectively)
                                                             ---------     ---------


TOTAL ASSETS                                                 $  45,067     $  46,830
                                                             =========     =========


     LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

       Mortgage note payable                                 $  43,794     $  43,794

       Term loan payable to bank                                 1,585         1,585

       Accounts payable and other liabilities
           (including amounts due
           affiliates of $3,117 and
           $2,940, respectively)                                 4,670         4,472
                                                             ---------     ---------


                                                                50,049        49,851

Commitments and Contingencies (Notes 3,5, and 9)

Deficit in Shareholders' Equity:

       Shares of beneficial interest, without
           par value:  10,055,555 shares
           authorized, 9,264,344 shares
           issued and outstanding                              135,875       135,875

       Accumulated deficit                                    (140,857)     (138,896)
                                                             ---------     ---------

                                                                (4,982)       (3,021)
                                                             ---------     ---------

TOTAL LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY        $  45,067     $  46,830
                                                             =========     =========


                See accompanying Notes to Financial Statements

                             EQK REALTY INVESTORS I
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)




----------------------------------------------------------------------------------------

                                                           Years Ended December 31,
                                                       1997          1996         1995
----------------------------------------------------------------------------------------

Revenues from rental operations                      $  6,158     $  6,174     $ 15,761

Operating expenses, net of tenant
   reimbursements (including property
   management fees earned by an affiliate of
   $307, $297, and $291, respectively)                  1,083          887        5,403

Depreciation and amortization                           2,532        2,391        4,848

Other income                                               --         (268)        (400)

Write-down of investment in real estate                    --           --        3,200
----------------------------------------------------------------------------------------

Income from rental operations                           2,543        3,164        2,710

Interest expense                                        4,046        3,896        8,302

Other expenses, net of interest income
 (including portfolio management fees
  earned by an affiliate of $242, $250, and $403,
  respectively)                                           458          756          983
----------------------------------------------------------------------------------------

Loss before gain on sale of real estate                (1,961)      (1,488)      (6,575)

Gain on sale of real estate                                --           --          229
----------------------------------------------------------------------------------------

Net loss                                               (1,961)      (1,488)      (6,346)
========================================================================================

Loss per share:
     Loss before gain on sale of real estate         $  (0.21)    $  (0.16)    $  (0.71)

     Gain on sale of real estate                           --           --     $   0.03
----------------------------------------------------------------------------------------

Net loss                                             $  (0.21)    $  (0.16)    $  (0.68)
========================================================================================


                 See accompanying Notes to Financial Statements

                             EQK REALTY INVESTORS I
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)


----------------------------------------------------------------------------------------

                                      Shares of
                                      Beneficial          Accumulated
                                      Interest              Deficit              Total
----------------------------------------------------------------------------------------


Balance, December 31, 1994               135,875           (131,062)              4,813
----------------------------------------------------------------------------------------

Net loss                                    --               (6,346)             (6,346)

Balance, December 31, 1995               135,875           (137,408)             (1,533)
----------------------------------------------------------------------------------------

Net loss                                    --               (1,488)             (1,488)

Balance, December 31, 1996              $135,875          ($138,896)            ($3,021)
----------------------------------------------------------------------------------------

Net loss                                    --               (1,961)             (1,961)

BALANCE, DECEMBER 31, 1997              $135,875          ($140,857)            ($4,982)
========================================================================================

                    See accompanying Notes to Financial Statements

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


---------------------------------------------------------------------------------------------------------------------------
                                                                                        Years ended December 31,
                                                                         1997                  1996                  1995
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                             $(1,961)              $(1,488)              $(6,346)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Write-down of investment in real estate                               --                    --                 3,200
      Depreciation and amortization                                      2,532                 2,391                 4,848
      Amortization of debt discount                                         --                    --                   460
      Imputed and deferred interest                                         --                   302                 1,494
      Gain on sale of real estate                                           --                    --                  (229)
      Changes in assets and liabilities:
     Increase (decrease) in accounts
          payable and other liabilities                                    198                   140                (1,661)
      (Increase) decrease in accounts receivable
         and other assets                                                 (561)                 (128)                 (643)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  208                 1,217                 1,123
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of real estate                                         --                    --                38,507
  Additions to real estate investments                                    (546)                 (195)               (5,362)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                                                    (546)                 (195)               33,145
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Scheduled repayments of debt                                             --                  (333)                   (7)
   Repayments of debt due to sale of property                               --                    --               (35,990)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                       --                  (333)              (35,997)
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                          (338)                  689                (1,729)
Cash and cash equivalents
  beginning of year                                                      3,661                 2,972                 4,701
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
  end of year                                                            3,323                $3,661                $2,972
===========================================================================================================================

                             See accompanying Notes to Financial Statements

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1:  DESCRIPTION OF BUSINESS

         EQK Realty Investors I, a Massachusetts business trust (the "Trust"), was formed pursuant to an Amended and Restated Declaration of Trust dated February 24, 1985, as amended on March 5, 1986, to acquire certain income-producing real estate investments. Commencing with the period beginning April 1, 1985, the Trust qualified for and elected real estate investment trust ("REIT") status under the provisions of the Internal Revenue Code.

         At December 31, 1997, the Trust's remaining real estate investment is Harrisburg East Mall, a regional shopping center in Harrisburg, Pennsylvania. On December 8, 1995, the Trust sold its remaining interest in Castleton Park ("Castleton"), an office park in Indianapolis, Indiana (see Note 4). The Trust sold office buildings comprising an office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion or "Peachtree" during 1992 and 1993. In 1991, the Trust completed the sale of two office buildings at Castleton.

         The Declaration of Trust provides that the actual disposition of the remaining property, Harrisburg East Mall, may occur at any time prior to March 1999. The Declaration of Trust further provides that this date may be extended by up to two years upon the recommendation of the Trustees and the affirmative vote of a majority of its shareholders. Based on the finite-life provisions of the Declaration of Trust, Management has been pursuing the disposition of its remaining real estate investment or an alternative strategic transaction.

         Effective December 23, 1997, the Trust entered into an Agreement and Plan of Merger, pursuant to which an affiliate of American Realty Trust, Inc., a Georgia corporation ("ART"), is to merge with and into the Trust (the "Merger"), with the Trust being the surviving entity. The Merger contemplates, among other things, a 20-year extension of the life of the Trust. If the Merger is completed, Basic Capital Management, Inc. ("BCM"), an affiliate of ART, will serve as advisor to the Trust.

         As consideration for the Merger, each holder of record of the Trust's Shares, other than ART and its affiliates, ERE Yarmouth Portfolio Management, Inc., and Greenspring Fund, Incorporated ("Greenspring"), will be entitled to retain the Shares such holder holds and to receive for each Share owned by such holder a combination of ART Preferred Shares and cash. As its consideration for the Merger, ART will be entitled to receive newly-issued Shares of the Trust. Immediately prior to the Merger, ART will purchase from ERE Yarmouth Portfolio Management, Inc. and Greenspring all of their Shares pursuant to the terms of separate stock purchase agreements (collectively, the "Block Purchase"). Upon consummation of the Block Purchase and the Merger, ART would own approximately 49% of the issued and outstanding Shares of the Trust.

         The Merger is contingent upon, among other things, ART's registration statement relating to the ART Preferred Shares to be issued pursuant to the Block Purchase and the Merger being declared effective by the Securities Exchange Commission, and the affirmative vote of the holders of 75% of the outstanding Shares.

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS


         The Trust, its trustees, and its Advisor have been named as defendants in a purported class action complaint filed in Massachusetts state court, seeking to enjoin the Merger. The complaint also seeks other relief including unspecified damages. The Trust believes the action to be without merit and intends to vigorously defend the action.

         Management anticipates that the Merger will close in mid-1998. However, no assurances can be given that the Merger will close during the anticipated time frame or at all. In the event the Merger is not completed, Management intends to pursue an immediate disposition of Harrisburg East Mall.

         As discussed in Note 3, Management is pursuing an extension of the maturity dates of the Trust's mortgage debt from June 15, 1998 to at least the end of the year. Based on preliminary discussions with the lenders, Management believes that it will be able to secure such extensions. However, the inability of the Trust to extend such maturity dates or secure alternative financing could have a negative impact on the Trust's ability to complete the Merger. In such an event, Management will pursue an immediate disposition of Harrisburg East Mall.


NOTE 2:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

VALUATION OF REAL ESTATE:

         Real estate investments are recorded at cost less accumulated depreciation. In accordance with SFAS 121, the Trust considers, on a quarterly basis, whether events or changes in circumstances indicate that the carrying amount of its real estate investments may not be recoverable based on estimates of future undiscounted cash flows without interest expense. In the event such projected undiscounted future cash flows are less than the depreciated cost of the property, the real estate investment is written down to its estimated fair market value. Real estate investments to be disposed of are recorded at the lower of net book value or estimated fair market value less cost to sell at the date management commits to a plan of disposal.

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS


DEFERRED LEASING COSTS:

         Costs incurred in connection with the execution of a new lease including leasing commissions, costs associated with the acquisition or buyout of existing leases, and legal fees are deferred and amortized over the term of the new lease. Included in deferred leasing costs is the unamortized portion of a 1990 payment of $5,500,000 made to an anchor tenant at Harrisburg East Mall in exchange for the tenant relinquishing space that was subsequently converted into leasable area for mall shops.

REVENUE RECOGNITION:

         Minimum rents are recognized on a straight-line basis over the term of the related leases. Percentage rents are recognized on an accrual basis.

NET LOSS PER SHARE:

         The net loss per share calculation is based on the weighted average number of shares outstanding during the year, which was 9,264,344 for all years presented.

         Share warrants issued in connection with the Trust's 1992 debt restructuring (see Note 3) are considered common share equivalents. However, the warrants have not been included in the net loss per share calculation since the effect on such calculation would be anti-dilutive.

INCOME TAXES:

         The Trust has complied with all applicable provisions established by the Internal Revenue Code for maintaining its REIT status. Accordingly, no income tax provision or benefit has been recognized in the accompanying financial statements.

STATEMENTS OF CASH FLOWS:

         Cash equivalents include short-term investments with an original maturity of three months or less. Included in the statements of cash flows are cash payments for interest of $4,022,000, $3,886,000, and $6,703,000 in 1997,
1996 and 1995, respectively. Such amounts are net of interest costs of $69,000 capitalized in 1995.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

         The Trust values its financial instruments as required by SFAS 107, "Disclosures about Fair Values of Financial Instruments". Based on rates currently available to the Trust for comparable financial instruments, the Trust believes the carrying amounts of cash and cash equivalents, the Mortgage Note, and the Term Loan approximate fair value.

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS


RECLASSIFICATIONS:

         Certain amounts in the prior year have been reclassified from previously issued financial statements to conform with the 1997 presentation.

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


NOTE 3:  MORTGAGE DEBT AND RESTRUCTURING ACTIVITIES

         On December 15, 1992, the Trust completed a restructuring of its existing mortgage debt through the issuance of a "Mortgage Note" and a "Term Loan", both due December 15, 1995, with original principal balances of $75,689,000 and $2,859,000, respectively. The Mortgage Note bore interest at an average rate of 9.79% per annum during its three year term, although interest was payable at 8.54% per annum. The Term Loan bore interest at 8.33% and was subject to the same pay rate of 8.54%. The differences between the accrual and pay rates of interest under both debt instruments were reflected in the principal balances due at maturity. Absent prepayments due to property dispositions, the scheduled amount of principal due under the Mortgage Note and the Term Loan on the original maturities date would have been $78,928,000 and $2,839,000, respectively. However, on December 8, 1995, the Trust completed the sale of Castleton Park (see Note 4) and used the net proceeds of $35,990,000 (reflecting reductions of $2,517,000 for customary prorations) to prepay such debt obligations in the amounts of $34,738,000 and $1,252,000, respectively. These debt instruments were subsequently extended for a period of one year to December 15, 1996, and again for a period of eighteen months to June 15, 1998 as described below.

         Pursuant to its Mortgage Note agreement, the Trust issued the lender warrants to purchase 367,868 of its shares of beneficial interest at $.0001 per share. As of December 31, 1997, all such warrants remain outstanding and exercisable.

         As part of the 1992 restructuring, the Trust entered into a Cash Management Agreement with the mortgage lender and assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. As of December 31, 1997, a balance of $634,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which is funded each month with any excess operating cash flow, are limited to capital expenditures approved by the lender. As of December 31, 1997 the balance of the capital reserve account was $1,852,000.

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS


EXTENSIONS OF DEBT

         The remaining principal balances outstanding under the Mortgage Note and the Term Loan at December 15, 1996, $43,794,000 and $1,585,000,
respectively, were extended for eighteen months through June 15, 1998, under terms substantially comparable from those previously in effect, except as described below. Previously, principal balances of $44,125,000 and $1,587,000, respectively, were extended from their original maturity date of December 15, 1995 to December 15, 1996. The Mortgage Note remains collateralized by a first mortgage lien on Harrisburg East Mall, an assignment of leases and rents, and certain cash balances. The Term Loan remains collateralized by a subordinate lien on Harrisburg East Mall. In addition, the Mortgage Note contains provisions restricting the payment of dividends.

         The Mortgage Note agreement has been amended to provide for monthly payments of interest only accruing at the rate of 8.88% per annum ($324,000 per month). Previously, in connection with the December 15, 1995 extension, the Mortgage Note agreement was amended to provide for monthly payments of principal (assuming a 30 year amortization) and interest (at an accrual rate equal to the former pay rate of 8.54%) in the aggregate amount of $341,000. The Term Loan agreement was amended to provide for an accrual rate that resets periodically and is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect as of March 16, 1998 was 8.25%.

         In consideration for the extension of the maturity date of the Mortgage Note agreement through June 15, 1998, the Trust paid an upfront application fee of $165,000 and agreed to pay a back end fee of $272,900, plus interest thereon at the contract rate of 8.88%, at the maturity date of June 15, 1998, or the date at which all or any part of the original principal amount is prepaid. As of December 31, 1997 and December 31, 1996, the $272,900 back end fee, along with accrued interest, is included in accounts payable and other liabilities on the balance sheet. In consideration for the extension of the maturity date of the Term Loan agreement through June 15, 1998, the Trust incurred an extension fee of $23,800. The majority of this fee was paid in 1997. As of December 31, 1997, $200 is included in accounts payable and other liabilities on the balance sheet representing the remaining amount due.

         In anticipation of the Mortgage Note and Term Loan maturities, Management is pursuing extensions of these facilities through at least the end of the year. Based on preliminary discussions with the respective lenders, Management believes that it will be able to secure such extensions. However, the inability of the Trust to extend such maturity dates or secure alternative financing could have a negative impact on the Trust's ability to complete the Merger. In such an event, Management will pursue an immediate disposition of Harrisburg East Mall.

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4:  SALES OF REAL ESTATE

         During 1995, Management recorded a write-down of its investment in Castleton of $3,200,000 in order to reflect its then current estimate of net realizable value. In December 1995, the Trust completed the sale of its remaining forty-four buildings at Castleton. The Trust received net sales proceeds of $38,507,000 before reduction for customary prorations of $2,517,000, and recognized a gain on sale of $229,000. The net proceeds were used to repay a portion of outstanding mortgage indebtedness (see Note 3).

NOTE 5:  LEASING ARRANGEMENTS

         The Trust leases shopping center space generally under noncancelable operating leases, some of which contain renewal options. The shopping center leases generally provide for minimum rentals, plus percentage rentals based upon the retail stores' sales volume. Percentage rentals amounted to $122,000, $179,000, and $270,000 for the years ended December 31, 1997, 1996, and 1995, respectively. In addition, the tenants pay certain utility charges to the Trust. In most leases, tenants reimburse their proportionate share of real estate taxes and common area expenses. Recoveries of common area and real estate tax expenses amounted to $2,299,000, $2,313,000, and $2,355,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

         Future minimum rentals under existing, non-cancelable leases at December 31, 1997 are as follows:

                      Years ending December 31,                      Amount
                      -------------------------                      ------
                      1998                                          4,797,000
                      1999                                          4,487,000
                      2000                                          4,236,000
                      2001                                          3,548,000
                      2002                                          3,032,000
                      Thereafter                                   10,795,000
                                                                  -----------

                                                                  $30,895,000
                                                                  ===========

         The Limited Inc. operates seven stores at Harrisburg. Revenues from these tenants represented approximately 13% of Harrisburg East Mall's total revenues in 1997. No other individual tenant, or group of affiliated tenants, contributed more than 10% to the mall's total revenues in any of the three years in the period ended December 31, 1997.

         Due to the temporary closure of two of the department stores operating at Harrisburg East Mall, certain tenants exercised the right, as provided for under cotenancy provisions set forth in their respective leases, to pay percentage rent in lieu of fixed minimum rents which amounted to $228,000, $663,000, and $702,000, for the years ended December 31, 1997, 1996, and 1995, respectively. The rental payment obligations of substantially all of these tenants reverted back to fixed minimum rent upon the March 10, 1997 opening of a Lord & Taylor department store at Harrisburg East Mall.

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6:  INVESTMENTS IN REAL ESTATE

         The Trust's investments in real estate at December 31, 1997 and 1996 consisted of the following:

                                                                         1997                     1996
                                                                         ----                     -----
         Land                                                          $ 4,700,000               $ 4,700,000
         Buildings and improvements                                     45,356,000                45,033,000
         Tenant improvements                                             2,555,000                 2,332,000
         Personal property                                                 163,000                   163,000
                                                                       -----------               -----------

                                                                       $52,774,000               $52,228,000
                                                                       ===========               ===========

         Additions to real estate investments in 1997 and 1996 consisted of minor building and tenant improvements to Harrisburg East Mall.

NOTE 7:    ADVISORY AND MANAGEMENT AGREEMENTS

ADVISORY AGREEMENT

         The Trust has entered into an agreement with ERE Yarmouth Portfolio Management, Inc. ("EYPM", formerly known as Equitable Realty Portfolio Management, Inc.), to act as its "Advisor". The Advisor is a wholly owned subsidiary of ERE Yarmouth, Inc., formerly known as Equitable Real Estate Investment Management, Inc. The Advisor makes recommendations to the Trust concerning investments, administration and day-to-day operations.

         Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and generally has been payable monthly without subordination. Commencing with the December 1995 extension of debt and continuing with the December 1996 debt extension (see Note 3), the Mortgage Note lender has requested, and the Advisor has agreed to, a partial deferral of payment of its fee. Whereas the fee continues to be computed as described above, payments to the Advisor are limited to $37,500 per quarter. Accrued but unpaid amounts will be eligible for payment upon the repayment of the Mortgage Note. For the years ended December 31, 1997, 1996 and 1995, portfolio management fees were $242,000, $250,000, and $403,000, respectively. The balance of deferred advisory fees at December 31, 1997 was $217,000.

         As of December 31, 1989, portfolio management fees of $5,440,000 payable to the Advisor were deferred in accordance with subordination provisions contained in the original advisory agreement. Pursuant to the amended advisory agreement, the Advisor forgave one-half, or $2,720,000, of the deferred balance. The remaining deferred fees are to be paid upon the disposition of the Trust's properties. As of December 31, 1997, the liability for deferred management fees was $2,720,000. If the Merger described in Note 1 is completed, the Advisor will receive ART Preferred Shares from ART in lieu of such fees.

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS

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

         In connection with the December 15, 1996 extension of debt (see Note
3), the Advisor will receive a refinancing fee of $50,000, which will be paid upon the retirement of the debt.

PROPERTY MANAGEMENT AGREEMENTS

         The Trust has also entered into agreements for the on-site management of each of its properties. Harrisburg East Mall is managed by ERE Yarmouth Retail, Inc. (the "Property Manager", formerly Compass Retail, Inc.). Castleton Park was managed by an unaffiliated third-party management company up until the time of its sale.

         Management fees paid to the Property Manager are generally based upon a percentage of rents and certain other charges. The Trust believes that such fees are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the years ended December 31, 1997, 1996 and 1995, management fees paid to the Property Manager were $307,000, $297,000, and $291,000, respectively.

          In connection with the redevelopment of Harrisburg East Mall's outparcel building, the Property Manager received a $150,000 development fee in 1995. The Trust renovated the outparcel building during 1995 to accommodate the relocation of Toys `R' Us, with a final project cost of approximately $3,440,000.

SHARE OWNERSHIP

         In connection with a debt restructuring in December 1992, the Trust issued 1,675,000 previously repurchased shares to its Advisor for $6,700,000, or $4.00 per share. In total, the Advisor owns 1,685,556 shares, or 18.2% of the total shares outstanding. The Advisor earned a $500,000 fee in connection with this refinancing, which was paid in 1993-1994.

NOTE 8:    RELATED PARTY TRANSACTIONS

         As a condition of the Term Loan issuance in December 1992 (Note 3), an escrow deposit of $300,000 was required as additional collateral. The Trust borrowed this amount from its Advisor. In connection with the December 15, 1995 extension of this debt, the escrow deposit was released and the Advisor was repaid in 1996.

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS



NOTE 9:      COMMITMENTS AND CONTINGENCIES

         The Trust, its trustees, and its Advisor have been named as defendants in a purported class action complaint filed in Massachusetts state court, seeking to enjoin the Merger. The complaint also seeks other relief including unspecified damages. The Trust believes the action to be without merit and intends to vigorously defend the action.


NOTE 10:    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of selected quarterly financial data for the years ended December 31, 1997 and 1996:

                                                              (in thousands, except per share amounts)
                                                                             Quarter Ended
                                                -------------------------------------------------------------------
1997                                                  March 31           June 30        Sept. 30          Dec. 31


Revenues from rental operations                   $    1,413            $  1,557        $   1,545         $ 1,643
Income from rental operations                            628                 727              625             563
Net loss                                                (478)               (375)            (565)           (543)
Net loss per share                                      (.05)               (.04)            (.06)           (.06)


                                                              (in thousands, except per share amounts)
                                                                             Quarter Ended

1996                                                March 31            June 30         Sept. 30          Dec. 31
                                                -------------------------------------------------------------------
Revenues from rental operations                    $1,714                 $1,412         $1,576            $1,472
Income from rental operations                         968                    695            868               633
Net loss                                             (193)                  (475)          (261)             (559)
Net loss per share                                   (.02)                  (.05)          (.03)             (.06)


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

--------------------------------------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                                    12/31/97
                                 (in thousands)
--------------------------------------------------------------------------------

Schedule III-Real Estate and Accumulated Depreciation
--------------------------------------------------------------------------------



                                                             Cost Capitalized            Gross Amount
                                                               Subsequent to          at which Carried
                                       Initial cost           to Acquisition        at Close of Period (3)
                                  -------------------------  ----------------  -------------------------------------
                                                   Bldg &                                   Bldg. &
Description            Encumbrance      Land      Improve.     Improvements       Land       Improve.      Total
--------------------------------------------------------------------------------------------------------------------
Harrisburg East Mall .. $45,379(1)     $4,700(2)   $31,287(2)    $ 16,787       $ 4,700(2)   $ 48,074(2)    $ 52,774
   Harrisburg, PA
--------------------------------------------------------------------------------------------------------------------
Totals ................ $45,379        $4,700      $31,287       $ 16,787       $ 4,700      $ 48,074       $ 52,774
====================================================================================================================


                                                                               Life on which
                                                                               Depreciation
                                                                                 in Latest
                                   Accum.         Date of          Date        Income Stmt.
                                   Deprec.      Construction     Acquired      is Computed
----------------------------------------------------------------------------------------------
Harrisburg East Mall ..             $17,233         1969(4)       03/13/85        30 yrs.
   Harrisburg, PA
----------------------------------------------------------------------------------------------
Totals ................             $17,233
==============================================================================================

(1) Encumbrance is a mortgage note payable constituting first lien on the Harrisburg real estate and a term loan payable to a bank constituting subordinated lien on the property.
(2)  Initial cost is net of imputed interest of $5,280 at date of acquisition.
(3) The aggregate tax basis of the Trust's property is $53 million as of December 31, 1997.
(4)  Renovation of Harrisburg was completed in 1993.




RECONCILIATION OF GROSS CARRYING AMOUNT OF REAL ESTATE:         RECONCILIATION OF ACCUMULATED DEPRECIATION:

Balance, December 31, 1994                     $109,525        Balance, December 31, 1994             $ 31,793

  Improvements and Additions                      2,823          Depreciation expense                    4,016

  Deductions--Sale of Castleton                                  Deductions--Sale of Castleton
     Commercial Park                            (60,315)            Commercial Park                    (22,363)
                                               --------                                               --------

Balance, December 31, 1995                       52,033        Balance, December 31, 1995               13,446

  Improvements and Additions                        195          Depreciation expense                    1,892
                                               --------                                               --------

Balance, December 31, 1996                       52,228        Balance, December 31, 1996               15,338

  Improvements and Additions                        546          Depreciation expense                    1,895
                                               --------                                               --------

Balance, December 31, 1997                     $ 52,774        Balance, December 31, 1997             $ 17,233
                                               --------                                               --------