Form 10-Q
period 1998-03-31
EQK REALTY INVESTORS I
filed 1998-05-15
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past 90 days. [ X ] Yes [ ] No


       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 9,632,212 as of May 15, 1998.

                             EQK REALTY INVESTORS I

                          QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1998

                                      INDEX


                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.       Balance Sheets as of March 31, 1998
              and December 31, 1997                                        3

              Statements of Operations for the three
              months ended March 31, 1998 and
              March 31, 1997                                               4

              Statements of Cash Flows for the three
              months ended March 31, 1998 and
              March 31, 1997                                               5

              Notes to the Financial Statements                            6

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                               10

PART II - OTHER INFORMATION

Items 1 through 6.                                                        13

SIGNATURES                                                                14

                             EQK REALTY INVESTORS I
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               March 31,      December 31,
                                                                                 1998            1997
                                                                               ---------      ------------
                        ASSETS

Investment in Harrisburg East Mall, at cost                                    $  52,944       $  52,774

      Less accumulated depreciation                                               17,709          17,233
                                                                               ---------       ---------
                                                                                  35,235          35,541

Cash and cash equivalents:
    Cash Management Agreement                                                      2,119           2,486
    Other                                                                          1,593             837

Deferred leasing costs (net of accumulated amortization of $2,008
  and $1,937 respectively)                                                         3,684           3,755

Accounts receivable and other assets (net of allowance of $420
  and $214 respectively)                                                           2,070           2,448
                                                                               ---------       ---------

TOTAL ASSETS                                                                   $  44,701       $  45,067
                                                                               =========       =========

   LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

      Mortgage note payable                                                    $  43,794       $  43,794

      Term loan payable to bank                                                    1,584           1,585

      Accounts payable and other liabilities (including amounts due
         affiliates of $3,126 and $3,117, respectively)                            4,640           4,670
                                                                               ---------       ---------
                                                                                  50,018          50,049

Commitments and Contingencies (Note 1 and 5)


Deficit in Shareholders' Equity:

      Shares of beneficial interest, without par value: 10,055,555 shares
         authorized, 9,264,344 shares issued and outstanding                     135,875         135,875

      Accumulated deficit                                                       (141,192)       (140,857)
                                                                               ---------       ---------

                                                                                  (5,317)         (4,982)
                                                                               ---------       ---------

TOTAL LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY                          $  44,701       $  45,067
                                                                               =========       =========


         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




--------------------------------------------------------------------------

                                              Three months ended March 31,
                                                   1998         1997
--------------------------------------------------------------------------
Revenues from rental operations                   $1,553       $1,413

Operating expenses, net of tenant
   reimbursements (including property
   management fees earned by an affiliate of
   $74 and $75, respectively)                        158          158

Depreciation and amortization                        635          627
--------------------------------------------------------------------------

Income from rental operations                        760          628

Interest expense                                   1,012        1,010

Other expenses, net of interest income
 (including portfolio management fees
  earned by an affiliate of $63 for both
  periods presented)                                  83           96
--------------------------------------------------------------------------

Net loss                                          $ (335)      $ (478)
==========================================================================

Net loss per share                                $(0.04)      $(0.05)
==========================================================================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


-----------------------------------------------------------------------------------
                                                       Three months ended March 31,
                                                           1998          1997
-----------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                $ (335)      $ (478)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                          635          627
      Changes in assets and liabilities:
     Decrease in accounts payable
         and other liabilities                               (30)        (229)
      (Increase) decrease in accounts receivable
         and other assets                                    290          (65)
-----------------------------------------------------------------------------------
Net cash provided by (used in) operating activities          560         (145)
-----------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to real estate investments                      (170)          --
-----------------------------------------------------------------------------------
Net cash used in investing activities                       (170)          --
-----------------------------------------------------------------------------------
Cash flows from financing activities:
   Scheduled repayments of debt                               (1)          --
-----------------------------------------------------------------------------------
Net cash used in financing activities                         (1)          --
-----------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents             389         (145)
Cash and cash equivalents
  beginning of period                                      3,323        3,661
-----------------------------------------------------------------------------------
Cash and cash equivalents
  end of period                                           $3,712       $3,516
===================================================================================

Supplemental disclosure of cash flow information:
Interest paid                                             $1,012       $1,004
===================================================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1:  DESCRIPTION OF BUSINESS

         EQK Realty Investors I, a Massachusetts business trust (the "Trust"), was formed pursuant to an Amended and Restated Declaration of Trust dated February 24, 1985, as amended on March 5, 1986 to acquire certain income-producing real estate investments. Commencing with the period beginning April 1, 1985, the Trust qualified for and elected real estate investment trust ("REIT") status under the provisions of the Internal Revenue Code.

         At March 31, 1998, the Trust's remaining real estate investment is Harrisburg East Mall, a regional shopping center located in Harrisburg, Pennsylvania. During 1995, the Trust sold its remaining interest in Castleton Park ("Castleton") an office park located in Indianapolis, Indiana. During 1993, the Trust sold its two remaining office buildings within its office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion ("Peachtree"). Prior to 1993, the Trust sold two office buildings at Castleton (1991) and five office buildings at Peachtree (1992).

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

         Effective December 23, 1997, the Trust entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an affiliate of American Realty Trust, Inc. ("ART") is to merge with and into the Trust (the "Merger"), with the Trust being the surviving entity. The Merger contemplates, among other things, a 20-year extension of the life of the Trust. The Merger is contingent upon, among other things, ART's registration statement relating to ART Preferred Shares to be issued pursuant to the Merger Agreement being declared effective by the Securities Exchange Commission, and the affirmative vote of the holders of 75% of the outstanding shares of the Trust.

         Either the Trust or ART have the right to terminate the Merger Agreement if the Merger has not been completed by June 30, 1998, and in certain other circumstances. The Trust does not believe that it is practicable to accomplish the Merger by June 30, 1998. The Trust and ART are currently in discussion regarding the Merger Agreement.

         If the Merger is not completed as currently structured, Management intends to pursue an immediate disposition of Harrisburg East Mall. ART has consented to the commencement of efforts to dispose of the Mall.

         The Trust, its trustees, and its Advisor have been named as defendants in a purported class action complaint filed in Massachusetts state court, which seeks to enjoin the Merger. The complaint also seeks other relief including unspecified damages. The Trust believes the action to be without merit and intends to vigorously defend the action.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2:  BASIS OF PRESENTATION

         The financial statements have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997.

         In the opinion of the Trust, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of March 31, 1998, its results of operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997, have been included in the accompanying unaudited financial statements.

         On March 19, 1998, The Prudential Insurance Company of America ("Prudential") exercised its warrants for 367,868 shares of the Trust's shares of beneficial interest. Such shares were issued to Prudential subsequent to March 31, 1998. Following the issuance of such shares to Prudential, the number of issued and outstanding shares of the Trust increased to 9,632,212 shares. Net loss per share for the three months ended March 31, 1998 and 1997 have been computed on the basis of the 9,264,344 shares outstanding during the periods. The warrants have not been included in the calculation of net loss per share for the periods presented since the effect of such calculation would be antidilutive.

NOTE 3:  CASH MANAGEMENT AGREEMENT

         In connection with the Trust's mortgage agreement (as amended and extended), the Trust entered into a Cash Management Agreement with the mortgage lender and assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. As of March 31,1998, a balance of $432,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which are funded each month with any excess operating cash flow, are limited to capital expenditures approved by the lender. As of March 31, 1998 the balance of the capital reserve account was $1,687,000.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


NOTE 4:  ADVISORY AND MANAGEMENT AGREEMENTS

         The Trust has entered into an agreement with ERE Yarmouth Portfolio Management, Inc. (formerly known as Equitable Realty Portfolio Management, Inc.), to act as its "Advisor". The Advisor is a wholly owned subsidiary of ERE Yarmouth, Inc., formerly known as Equitable Real Estate Investment Management, Inc. The Advisor makes recommendations to the Trust concerning investments, administration, and day-to-day operations.

         Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and generally has been payable monthly without subordination. Commencing with the December 1995 debt extension and continuing with the December 1996 debt extension, the Mortgage Note lender has requested, and the Advisor has agreed to, a partial deferral of payment of its fee. Whereas the fee will continue to be computed as described, payments to the Advisor will be limited to $37,500 per quarter. Deferred fees, which amounted to $242,600 as of March 31, 1998, will be eligible for payment upon the repayment of the Mortgage Note. Portfolio management fees amounted to $63,000 during each of the three months ended March 31, 1997 and 1998.

         As part of the 1989 amendment to the advisory agreement, the Advisor forgave one-half, or $2,720,000, of the total amount of fees previously deferred pursuant to subordination provisions of the original advisory agreement. The remaining deferred fees are to be paid upon the disposition of Harrisburg East Mall.

         The Trust has also entered into an agreement with ERE Yarmouth Retail, Inc. (the "Property Manager", formerly Compass Retail, Inc.), for the on-site management of Harrisburg East Mall. Management fees paid to the Property Manager are generally based upon a percentage of rents and certain other charges. Such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the three months ended March 31, 1998 and 1997, management fee expense attributable to services rendered by ERE Yarmouth Retail, Inc. was $74,000 and $75,000, respectively.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


NOTE 5:  DEBT MATURITIES

         The Trust's debt instruments (aggregate principal outstanding of $45,378,000) have scheduled maturity dates of June 15, 1998.
         While the Trust's lenders have refused to grant an extension of such maturity dates, the lenders have agreed to a forbearance arrangement wherein they will not exercise remedies for non-repayment of the outstanding principal due through December 15, 1998. These forbearance arrangements are conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements.

NOTE 6:  SUBSEQUENT EVENTS

         On April 23, 1998, the New York Stock Exchange ("NYSE") announced that trading in the common shares of EQK Realty Investors I would be suspended prior to the opening of the NYSE on May 4, 1998, as the Trust had fallen below the NYSE's continued listing criteria. Following suspension, application was made by the NYSE to the Securities and Exchange Commission to delist the issue. The Trust has advised the Exchange that it may seek to transfer the trading of its common shares to another securities marketplace.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the financial statements and notes that appear on pages 3-9.

FINANCIAL CONDITION

CAPITAL RESOURCES

Trust Background

As of March 31, 1998, the Trust's remaining real estate investment is Harrisburg East Mall ("Harrisburg"), a regional shopping center located in Harrisburg, Pennsylvania. During the period 1992 to 1995, the Trust completed the disposition of its two other real estate investments. Castleton Park ("Castleton"), an office park in Indianapolis, Indiana was sold in 1995, and Peachtree Dunwoody Pavilion, an office park in Atlanta, Georgia, was sold in three separate transactions during 1992 and 1993.

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

As discussed in Note 1 to the financial statements, effective December 23, 1997, the Trust entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an affiliate of American Realty Trust, Inc. ("ART") is to merge with and into the Trust (the "Merger"), with the Trust being the surviving entity. The Merger contemplates, among other things, a 20-year extension of the life of the Trust. The Merger is contingent upon, among other things, ART's registration statement relating to ART Preferred Shares to be issued pursuant to the Merger Agreement being declared effective by the Securities Exchange Commission, and the affirmative vote of the holders of 75% of the outstanding shares of the Trust.

Either the Trust or ART have the right to terminate the Merger Agreement if the Merger has not been completed by June 30, 1998, and in certain other circumstances. The Trust does not believe that it is practicable to accomplish the Merger by June 30, 1998. The Trust and ART are currently in discussion regarding the Merger Agreement.

If the Merger is not completed as currently structured, Management intends to pursue an immediate disposition of Harrisburg East Mall. ART has consented to the commencement of efforts to dispose of the Mall.

The Trust, its trustees, and its Advisor have been named as defendants in a purported class action complaint filed in Massachusetts state court which seeks to enjoin the Merger. The complaint also seeks other relief including unspecified damages. The Trust believes the action to be without merit and intends to vigorously defend the action.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


On April 23, 1998, the New York Stock Exchange ("NYSE") announced that trading in the common shares of EQK Realty Investors I would be suspended prior to the opening of the NYSE on May 4, 1998, as it had fallen below the NYSE's continued listing criteria. Following suspension, application was made by the NYSE to the Securities and Exchange Commission to delist the issue. The Trust has advised the Exchange that it may seek to transfer the trading of its common shares to another securities marketplace.

Mortgage Debt Extensions

The Trust's debt instruments (aggregate principal outstanding of $45,378,000) have scheduled maturity dates of June 15, 1998. While the Trust's lenders have refused to grant an extension of such maturity dates, the lenders have agreed to a forbearance arrangement wherein they will not exercise remedies for non-repayment of the outstanding principal due through December 15, 1998. These forbearance arrangements are conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements.

On March 19, 1998, The Prudential Insurance Company of America ("Prudential") exercised its warrants for 367,868 shares of the Trust's shares of beneficial interest. Such shares were issued to Prudential subsequent to March 31, 1998. Following the issuance of such shares to Prudential, the number of issued and outstanding shares of the Trust increased to 9,632,212 shares.

LIQUIDITY

The Trust's cash flows from operating activities increased $705,000 during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The increase in operating cash flows is attributable to the timing of real estate tax payments at Harrisburg and an increase in rental revenue as described below.

Cash flows used in investing activities during the three months ended March 31, 1998, $170,000, were for tenant allowances at Harrisburg East Mall. The Trust anticipates capital expenditures of approximately $2,030,000 for the remainder of 1998, which include budgeted tenant allowances of $1,530,000. Certain of these expenditures are discretionary in nature and may be deferred into future periods.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


During the quarterly period ended March 31, 1998, cash flows used in financing activities were limited to principal payments on the Trust's Term Loan. The Mortgage Note requires monthly payments of interest only

The Trust's liquidity requirements for the remainder of 1998 also will include principal and interest payments of approximately $3,015,000 pursuant to the existing loan and forbearance agreements. The forbearance agreements specify that the remaining loan balances of $45,378,000 be paid in full by December 15, 1998.

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

The Trust records its investments in real estate in accordance with the historical cost accounting convention. Accordingly, the Trust has not written up the cost basis of its investment in Harrisburg to its substantially higher net realizable value. Therefore, Management does not believe that its deficit in shareholders' equity of $5,317,000 at March 31, 1998 is indicative of its current liquidity or the net distribution that its shareholders would receive upon liquidation.


RESULTS OF OPERATIONS

For the three months ended March 31, 1998, the Trust reported a net loss of $335,000 ($.04 per share) compared to a net loss of $478,000 ($.05 per share) for the three months ended March 31, 1997. The decrease in net loss is primarily attributable to an increase in Trust revenues from rental operations for the three months ended March 31, 1998. No other significant variances were noted.

The Trust's revenues from rental operations for the three months ended March 31, 1998 and 1997 were $1,553,000 and $1,413,000, respectively. The increase in revenues was primarily due to an increase in Harrisburg East Mall's fixed minimum rents of $200,000. The increase is due to increased rent payments from certain tenants whose payment obligations had been reduced in prior years pursuant to the exercise of co-tenancy provisions in their lease agreements associated with anchor store vacancies. With the opening of Lord & Taylor on March 10, 1997, such provisions expired and these tenants reverted to paying fixed minimum rent.

                             EQK REALTY INVESTORS I

                           PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings

                  The Trust, its trustees, and Avisor have been named as defendants in a purported class action complaint filed in Massachusetts state court, which seeks to enjoin the Merger. The complaint also seeks other relief including unspecified damages. The Trust believes the action to be without merit and intends to vigorously defend the action.

     Item 2.      Changes in Securities

                  None

     Item 3.      Defaults Upon Senior Securities

                  None

     Item 4.      Submission of Matters to a Vote of Security Holders

                  None

     Item 5.      Other Information

                  None

     Item 6.      Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           2.       None
                           4.       None
                           10.      Material Contracts

                                    (1) Agreement between EQK Realty Investors
                                        I and Prudential Insurance Company of
                                        America dated April 9, 1998.

                           11.      See Note 2 to Financial Statements
                           15.      Not Applicable
                           18.      Not Applicable
                           19.      None
                           22.      None
                           23.      Not Applicable
                           24.      None
                           27.      Included in EDGAR transmission only.

                  (b)      Reports on Form 8-K

                           Report on Form 8-K of the Trust dated May 4, 1998 regarding the New York Stock Exchange suspension of trading EQK Realty Investors I common shares.

                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 1998                  EQK REALTY INVESTORS I


                                    By: /s/ Gregory R. Greenfield
                                        --------------------------------------
                                        Gregory R. Greenfield
                                        Executive Vice President and Treasurer
                                        (Principal Financial Officer)


                                    By: /s/ William G. Brown, Jr
                                        --------------------------------------
                                        William G. Brown, Jr.
                                        Vice President and Controller
                                        (Principal Accounting Officer)