Form 10-Q
period 1998-06-30
EQK REALTY INVESTORS I
filed 1998-08-14
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                           -------------
                                 OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM               TO
                                           -------------    -------------

                           Commission File No. 1-8815

                             EQK REALTY INVESTORS I
                             ----------------------
             (Exact name of Registrant as specified in its Charter)

                  Massachusetts                                  23-2320360
         --------------------------------                   -------------------
           (State or other jurisdiction                       (I.R.S.Employer
         of incorporation or organization)                  Identification No.)

5775 Peachtree Dunwoody Road, Suite 200D, Atlanta, GA              30342
-----------------------------------------------------       -------------------
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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 9,632,212 as of August 14, 1998.
                                          --------------------------------

                             EQK REALTY INVESTORS I

                          QUARTERLY REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 1998

                                      INDEX


                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Balance Sheets as of June 30, 1998
         and December 31, 1997                                         3

         Statements of Operations for the three
         and six months ended June 30, 1998 and
         June 30, 1997                                                 4

         Statements of Cash Flows for the
         six months ended June 30, 1998 and
         June 30, 1997                                                 5

         Notes to the Financial Statements                             6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                 11

PART II - OTHER INFORMATION

Items 1 through 6.                                                     16

SIGNATURES                                                             17

                             EQK REALTY INVESTORS I
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              June 30,     December 31,
                                                                                1998           1997
                                                                             ---------      ---------

              ASSETS
Investment in Harrisburg East Mall, at cost                                  $      --      $  58,466

     Less accumulated depreciation and amortization                                 --         19,170
                                                                             ---------      ---------

Real estate held for sale (Notes 1 and 2)                                       39,019             --

Cash and cash equivalents:
  Cash Management Agreement                                                      2,126          2,486
  Other                                                                            875            837

Accounts receivable and other assets (net of allowance of $213
  and $214, respectively)                                                        1,910          2,448
                                                                             ---------      ---------

TOTAL ASSETS                                                                 $  43,930      $  45,067
                                                                             =========      =========

LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

     Mortgage note payable                                                   $  43,794      $  43,794

     Term loan payable to bank                                                   1,582          1,585

     Accounts payable and other liabilities (including amounts due
       affiliates of $3,105 and $3,117, respectively)                            4,016          4,670
                                                                             ---------      ---------
                                                                                49,392         50,049

Commitments and Contingencies (Note 1 and 5)

Deficit in Shareholders' Equity:

     Shares of beneficial interest, without par value: 10,055,555 shares
       authorized, 9,632,212 shares issued and outstanding                     135,875        135,875

     Accumulated deficit                                                      (141,337)      (140,857)
                                                                             ---------      ---------
                                                                                (5,462)        (4,982)
                                                                             ---------      ---------

TOTAL LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY                        $  43,930      $  45,067
                                                                             =========      =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              Three months ended June 30,    Six months ended June 30,
                                                   1998         1997              1998        1997
-------------------------------------------------------------------------------------------------------
Revenues from rental operations                  $ 1,337      $ 1,557           $ 2,890      $ 2,970

Operating expenses, net of tenant
   reimbursements (including property
   management fees earned by an affiliate of
   $72, $73, $146 and $148, respectively)            281          201               439          359

Depreciation and amortization                         88          629               723        1,256
-------------------------------------------------------------------------------------------------------

Income from rental operations                        968          727             1,728        1,355

Interest expense                                   1,011        1,012             2,023        2,022

Other expenses, net of interest income
  (including portfolio management fees
  earned by an affiliate of $55, $61
  $118, and $124, respectively)                      102           90               185          186
-------------------------------------------------------------------------------------------------------

Net loss                                         $  (145)     $  (375)          $  (480)     $  (853)
=======================================================================================================
Net loss per share                               ($ 0.02)     ($ 0.04)          ($ 0.05)     ($ 0.09)
=======================================================================================================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        Six months ended June 30,
                                                           1998          1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                               $  (480)     $  (853)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                          723        1,256
      Changes in assets and liabilities:
     Decrease in accounts payable
         and other liabilities                              (654)        (331)
      Decrease in accounts receivable
         and other assets                                    362          198
--------------------------------------------------------------------------------
Net cash provided by (used in) operating activities          (49)         270
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to real estate investments                      (270)        (336)
--------------------------------------------------------------------------------
Net cash used in investing activities                       (270)        (336)
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Scheduled repayments of debt                               (3)          --
--------------------------------------------------------------------------------
Net cash used in financing activities                         (3)          --
--------------------------------------------------------------------------------
Decrease in cash and cash equivalents                       (322)         (66)
Cash and cash equivalents
  beginning of period                                      3,323        3,661
--------------------------------------------------------------------------------
Cash and cash equivalents
  end of period                                          $ 3,001      $ 3,595
================================================================================
Supplemental disclosure of cash flow information:
Interest paid                                            $ 2,023      $ 2,009
================================================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1:  DESCRIPTION OF BUSINESS

         EQK Realty Investors I ("EQK I" or "the Trust"), a Massachusetts business trust, was formed pursuant to an Amended and Restated Declaration of Trust dated February 24, 1985, as amended on March 5, 1986 to acquire certain income-producing real estate investments. Commencing with the period beginning April 1, 1985, the Trust qualified for and elected real estate investment trust ("REIT") status under the provisions of the Internal Revenue Code.

         At June 30, 1998, the Trust's remaining real estate investment is Harrisburg East Mall ("the Mall"), a regional shopping center located in Harrisburg, Pennsylvania. During 1995, the Trust sold its remaining interest in Castleton Park ("Castleton") an office park located in Indianapolis, Indiana. During 1993, the Trust sold its two remaining office buildings within its office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion ("Peachtree"). Prior to 1993, the Trust sold two office buildings at Castleton (1991) and five office buildings at Peachtree (1992).

         The Declaration of Trust currently provides that the actual disposition of the remaining property, Harrisburg East Mall, may occur at any time prior to March 1999. The Declaration of Trust further provides that this date may be extended by up to two years upon the recommendation of the Trustees and the affirmative vote of a majority of its shareholders. Based on the finite life provisions of the Declaration of Trust, Management has been pursuing the disposition of its remaining real estate investment and/or an alternative strategic transaction.

         Effective December 23, 1997, the Trust entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an affiliate of American Realty Trust, Inc. ("ART") is to merge with and into the Trust (the "Merger"), with the Trust being the surviving entity. The Merger contemplates, among other things, a 20-year extension of the life of the Trust.

         Delays in completing the Merger as originally proposed required certain revisions to the Merger Agreement, the most significant of which are the right of Management to dispose of Harrisburg East Mall and to distribute the proceeds of such sale to the Trust's shareholders prior to completing the Merger and a corresponding reduction in the Merger consideration to be paid to the Trust's shareholders. Management commenced marketing and sales activities during the second quarter of 1998 including the retention of an outside broker, and anticipates that a sale of the Mall will be completed prior to December 15, 1998, which is the date the current forbearance agreement with the primary lender of the Trust's mortgage indebtedness terminates.

                             EQK REALTY INVESTORS I

                          NOTES TO FINANCIAL STATEMENTS


         Upon completion of the sale of the Mall, and subject to shareholder approval, the Merger would be effected according to the terms of an Amended and Restated Agreement and Plan of Merger (the "Revised Merger Agreement"). Pursuant to the Revised Merger Agreement, immediately prior to the closing of the Merger, ART is expected to convey one of its properties to EQK I. ART will provide 100% of the financing for this property contribution via a non-recourse note. The Revised Merger Agreement is in the final stages of negotiation. The description of the Revised Merger Agreement herein reflects the terms as currently contemplated.

         ART has agreed to permit EQK I to continue to solicit, or respond to, offers from third parties for the post-Mall sale entity. In the event EQK I accepts an offer from a party other than ART and elects not to proceed with the Merger, EQK I will pay ART a "break-up" fee of $200,000 plus its share of transaction expenses.

         The Revised Merger Agreement may be terminated by EQK I if any of the following conditions exist: (i) the Merger has not been accomplished by December 15, 1998; (ii) EQK I secures a more favorable offer from another party subject to the payment of a break-up fee; or (iii) if the Revised Merger Agreement in any way impairs or delays the sale of Harrisburg East Mall, or is likely to result in a material reduction in proceeds.

         Proceeds from the sale of Harrisburg East Mall and, if applicable, the completion of the Merger, will be distributed to the shareholders of EQK I once the Trust's liabilities have been settled (including the retirement of its mortgage note and term loan) and related transaction costs have been paid.

         The Merger is contingent upon, among other things, ART's registration statement relating to ART Preferred Shares to be issued pursuant to the Merger Agreement, as revised, being declared effective by the Securities Exchange Commission, and the affirmative vote of the holders of 75% of the outstanding shares of the Trust.

         The Trust, its trustees, and its Advisor have been named as defendants in a purported class action complaint filed in Massachusetts state court, which seeks to enjoin the Merger. The complaint also seeks other relief including unspecified damages. The Trust believes the action to be without merit.

         On April 23, 1998, the New York Stock Exchange ("NYSE") announced that trading in the common stock of EQK I would be suspended prior to the opening of the NYSE on May 4, 1998, as the Trust did not meet the NYSE's continued listing criteria. Following suspension, application was made by the NYSE to the Securities and Exchange Commission to delist the issue. Subsequent to the delisting, a market for the EQK I shares has been created on the OTC Bulletin Board System.

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

         Certain amounts in the prior year have been reclassified from previously issued financial statements to conform with current presentation.

         As discussed in Note 1, Management intends to dispose of Harrisburg East Mall and as such, its investment in real estate is presented on the balance sheet as held for sale. This asset includes deferred leasing costs, and is carried at the lower of cost or fair value less cost to sell. Depreciation and amortization of the investment ceased beginning April 1, 1998. Amortization expense reflected on the statements of operations for the three months ended June 30, 1998 represents amortization of refinancing costs. As of June 30, 1998, these costs have been fully amortized.

         On March 19, 1998, The Prudential Insurance Company of America ("Prudential") exercised its warrants for 367,868 shares of the Trust's shares of beneficial interest at $.0001 per share. Such shares were issued to Prudential on May 7, 1998 thus bringing the total number of issued and outstanding shares of the Trust to 9,632,212. The net loss per share, as reflected on the statements of operations, has been calculated using the weighted average of the number of shares outstanding during the periods presented.

         In the opinion of the Trust, all other adjustments are normal recurring adjustments necessary to present fairly its financial position as of June 30, 1998, its results of operations for the three months and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.


NOTE 3:  CASH MANAGEMENT AGREEMENT

         In connection with the Trust's mortgage agreement (as amended and extended), the Trust entered into a Cash Management Agreement with the mortgage lender and assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. As of June 30, 1998, a balance of $691,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which are funded each month with any excess operating cash flow, are limited to capital expenditures approved by the lender. As of June 30, 1998 the balance of the capital reserve account was $1,435,000.

                             EQK REALTY INVESTORS I

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4:  ADVISORY AND MANAGEMENT AGREEMENTS

         The Trust has entered into an agreement with Lend Lease Portfolio Management, Inc. (formerly known as ERE Yarmouth Portfolio Management, Inc.) to act as its "Advisor". The Advisor is a wholly owned subsidiary of Lend Lease Real Estate Investments, Inc., formerly known as ERE Yarmouth, Inc. The Advisor makes recommendations to the Trust concerning investments, administration, and day-to-day operations.

         Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and generally has been payable monthly without subordination. Commencing with the December 1995 debt extension and continuing with the December 1996 debt extension, the Mortgage Note lender has requested, and the Advisor has agreed to, a partial deferral of payment of its fee. Whereas the fee will continue to be computed as described, payments to the Advisor will be limited to $37,500 per quarter. Deferred fees, which amounted to $260,000 as of June 30, 1998, will be eligible for payment upon the repayment of the Mortgage Note. Portfolio management fees amounted to $118,000 and $124,000 for the six months ended June 30, 1998 and 1997, respectively.

         As part of the 1989 amendment to the advisory agreement, the Advisor forgave one-half, or $2,720,000, of the total amount of fees previously deferred pursuant to subordination provisions of the original advisory agreement. The remaining deferred fees are to be paid upon the disposition of Harrisburg East Mall.

         The Trust has also entered into an agreement with ERE Yarmouth Retail, Inc. (the "Property Manager", formerly Compass Retail, Inc.), for the on-site management of Harrisburg East Mall. Management fees paid to the Property Manager are generally based upon a percentage of rents and certain other charges.
         Such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the six months ended June 30, 1998 and 1997, management fee expense attributable to services rendered by ERE Yarmouth Retail, Inc. were $146,000 and $148,000, respectively.

                             EQK REALTY INVESTORS I

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5:  DEBT MATURITIES

         The Trust's debt instruments (aggregate principal outstanding of $45,376,000) had scheduled maturity dates of June 15, 1998. While the mortgage note holder has refused to grant an extension of this maturity date, it has agreed to a forbearance arrangement wherein it will not exercise remedies for non-repayment of the outstanding principal due through December 15, 1998. The holder of the Trust's term loan has agreed to an extension of the maturity date, also through December 15, 1998. The forbearance and extension arrangements are conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements.

         On June 15, 1998 the Trust paid deferred loan fees plus interest to the mortgage note holder in the amount of $309,200 and deferred loan fees to the term loan holder in the amount of $88,100.

         As discussed in Note 1, the Trust has commenced efforts to sell the Mall. Management anticipates that a sale of the Mall will be completed prior to December 15, 1998, which is the date the current forebearance agreement with the primary lender of the Trust's mortgage indebtedness terminates. Proceeds from the sale of the Mall and, if applicable, the completion of the Merger, will be distributed to the shareholders of EQK I once the Trust's liabilities have been settled (including the retirement of its mortgage note and term loan) and related transaction costs have been paid.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the financial statements and notes that appear on pages 3-10.

FINANCIAL CONDITION

CAPITAL RESOURCES

Trust Background

At June 30, 1998, the Trust's remaining real estate investment is Harrisburg East Mall ("the Mall"), a regional shopping center located in Harrisburg, Pennsylvania. During 1995, the Trust sold its remaining interest in Castleton Park ("Castleton") an office park located in Indianapolis, Indiana. During 1993, the Trust sold its two remaining office buildings within its office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion ("Peachtree"). Prior to 1993, the Trust sold two office buildings at Castleton
(1991) and five office buildings at Peachtree (1992).

The Declaration of Trust currently provides that the actual disposition of the remaining property, Harrisburg East Mall, may occur at any time prior to March 1999. The Declaration of Trust further provides that this date may be extended by up to two years upon the recommendation of the Trustees and the affirmative vote of a majority of its shareholders. Based on the finite-life provisions of the Declaration of Trust, Management has been pursuing the disposition of its remaining real estate investment and/or an alternative strategic transaction.

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

Delays in completing the Merger as originally proposed required certain revisions to the Merger Agreement, the most significant of which are the right of Management to dispose of Harrisburg East Mall and to distribute the proceeds of such sale to the Trust's shareholders prior to completing the Merger and a corresponding reduction in the Merger consideration to be paid to the Trust's shareholders. Management commenced marketing and sales activities during the second quarter of 1998 including the retention of an outside broker, and anticipates that a sale of the Mall will be completed prior to December 15, 1998, which is the date the forbearance agreement with the primary lender of the Trust's mortgage indebtedness terminates.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Upon completion of the sale of the Mall, and subject to shareholder approval, the Merger would be effected according to the terms of an Amended and Restated Agreement and Plan of Merger (the "Revised Merger Agreement"). Pursuant to the Revised Merger Agreement, immediately prior to the closing of the Merger, ART is expected to convey one of its properties to EQK I. ART will provide 100% of the financing for this property contribution via a non-recourse note. The Revised Merger Agreement is in the final stages of negotiation. The description of the Revised Merger Agreement herein reflects the terms as currently contemplated.

ART has agreed to permit EQK I to continue to solicit, or respond to, offers from third parties for the post-Mall sale entity. In the event EQK I accepts an offer from a party other than ART and elects not to proceed with the Merger, EQK I will pay ART a "break-up" fee of $200,000 plus its share of transaction expenses.

The Revised Merger Agreement may be terminated by EQK I if any of the following conditions exist: (i) the Merger has not been accomplished by December 15, 1998;
(ii) EQK I secures a more favorable offer from another party subject to the payment of a break-up fee; or (iii) if the Revised Merger Agreement in any way impairs or delays the sale of Harrisburg East Mall, or is likely to result in a material reduction in proceeds.

Proceeds from the sale of Harrisburg East Mall and, if applicable, the completion of the Merger, will be distributed to the shareholders of EQK I once the Trust's liabilities have been settled (including the retirement of its mortgage note and term loan) and related transaction costs have been paid.

The Merger is contingent upon, among other things, ART's registration statement relating to ART Preferred Shares to be issued pursuant to the Merger Agreement, as revised, being declared effective by the Securities Exchange Commission, and the affirmative vote of the holders of 75% of the outstanding shares of the Trust.

The Trust, its trustees, and its Advisor have been named as defendants in a purported class action complaint filed in Massachusetts state court, which seeks to enjoin the Merger. The complaint also seeks other relief including unspecified damages. The Trust believes the action to be without merit.

On April 23, 1998, the New York Stock Exchange ("NYSE") announced that trading in the common stock of EQK Realty Investors I would be suspended prior to the opening of the NYSE on May 4, 1998, as the Trust did not meet the NYSE's continued listing criteria. Following suspension, application was made by the NYSE to the Securities and Exchange Commission to delist the issue. Subsequent to this delisting, a market for the EQK I shares has been created on the OTC Bulletin Board System.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Mortgage Debt Extensions

The Trust's debt instruments (aggregate principal outstanding of $45,376,000) had scheduled maturity dates of June 15, 1998. While the mortgage note holder has refused to grant an extension of this maturity date, it has agreed to a forbearance arrangement wherein it will not exercise remedies for non-repayment of the outstanding principal due through December 15, 1998. The term loan holder has agreed to an extension of the maturity date, also through December 15, 1998. The forbearance and extension arrangements are conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements.

On June 15, 1998 the Trust paid deferred loan fees plus interest to the mortgage note holder in the amount of $309,200 and deferred loan fees to the term loan holder in the amount of $88,100.

On March 19, 1998, The Prudential Insurance Company of America ("Prudential") exercised its warrants for 367,868 shares of the Trust's shares of beneficial interest at $.0001 per share. Such shares were issued to Prudential on May 7, 1998 thus bringing the total number of issued and outstanding shares of the Trust to 9,632,212. The net loss per share as reflected on the statements of operations has been calculated using the weighted average of the number of shares outstanding during the periods presented.

LIQUIDITY

For the six months ended June 30, 1998, cash flows used in operating activities primarily represent the payment of the deferred loan fees of $361,000 and related accrued interest on the fees of $36,300. These fees were accrued and paid in connection with the extension of the term loan agreement through June 15, 1998 (see Note 5 to the financial statements).

Cash flows used in investing activities for the six months ended June 30, 1998 and 1997 were for routine capital expenditures at Harrisburg East Mall. The Trust anticipates capital expenditures of approximately $1,760,000 for the remainder of 1998, which include budgeted tenant allowances of approximately $1,330,000 and other expenditures of approximately $430,000. Certain of these expenditures are discretionary in nature and may be deferred into future periods.

The cash flows used in financing activities for the six months ended June 30, 1998 are limited to principal payments on the Trust's term loan. The mortgage note requires monthly payments of interest only.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Trust's liquidity requirements for the remainder of 1998 also will include principal and interest payments of approximately $2,015,000 pursuant to the existing loan agreements. The loan agreements specify that the remaining loan balances of $45,376,000 be paid in full by December 15, 1998.

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

The Trust has recorded its investments in real estate held for sale at the lower of cost or fair value less cost to sell. Accordingly, the Trust has not written up the cost basis of its investment in Harrisburg to its substantially higher net realizable value. Therefore, Management does not believe that its deficit in shareholders' equity of $5,462,000 at June 30, 1998 is indicative of its current liquidity or the net distribution that its shareholders would receive upon liquidation.

As discussed in Note 1, the Trust has commenced efforts to sell the Mall. Management anticipates that a sale of the Mall will be completed prior to December 15, 1998, which is the date the current forbearance agreement with the primary lender of the Trust's mortgage indebtedness terminates. Proceeds from the sale of the Mall and, if applicable, the completion of the Merger, will be distributed to the shareholders of EQK I once the Trust's liabilities have been settled (including the retirement of its mortgage note and term loan) and related transaction costs have been paid.

The Trust recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000. Both the Advisor and property manager are working diligently to assess and modify (as necessary) the computer applications and business processes used to service the Trust to provide for their continued functionality. If the sale of the Mall and the Merger with ART occur as currently proposed, the current property manager and the Advisor will cease providing services to the Trust by December 31, 1998. If, subsequent to the sale of the Mall, the Merger is approved and the Trust continues as an operating entity, affiliates of ART will provide property management and advisory services on an ongoing basis. The Trust is not aware of any critical deficiencies with respect to Year 2000 compliance in the business systems of these affiliates. However, there can be no assurances that all business critical systems will be fully Year 2000 compliant, or that the consequences of any systems deficiencies will not have a material adverse affect on the Trust.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the six months ended June 30, 1998, the Trust reported a net loss of $480,000 ($.05 per share) compared to a net loss of $853,000 ($.09 per share) for the six months ended June 30, 1997. For the three months ended June 30, 1998, the Trust reported net loss of $145,000, while the three months ended June 30, 1997 reported a net loss of $375,000.

The Trust's revenues from rental operations for the three and six months ended June 30, 1998 were $1,337,000 and $2,890,000 respectively. This represents a decrease of $220,000 for the second quarter and $80,000 for the six month period as compared to the prior periods presented. The decrease in revenues for the quarter is attributable to the non-recurrence of a one-time adjustment made in the second quarter of 1997 related to the recovery of income from one of the Mall's department stores. For the six month period, this decrease is partially offset by an increase in the Mall's fixed minimum rents. This increase is due to increased rental payments from certain tenants whose payment obligations had been reduced in prior years pursuant to the exercise of co-tenancy provisions in their lease agreements associated with anchor store vacancies. With the opening of Lord & Taylor on March 10, 1997, such provisions expired and these tenants reverted to paying fixed minimum rent.

The Trust's expenses for three and six months ended June 30, 1998 were $281,000 and $439,000, respectively, representing an increase of $80,000 for both the quarter and year to date as compared to the same periods in 1997. This variance is attributable to the sum of several operating expense variances, none of which are individually significant.

The decrease in the net loss between periods is primarily due to the cessation of depreciation and amortization expense relating to the real estate investment and deferred leasing costs.

                             EQK REALTY INVESTORS I

                           PART II - OTHER INFORMATION

              Item 1.      Legal Proceedings

                           The Trust, its trustees, and its Advisor have been named as defendants in a purported class action complaint filed in Massachusetts state court, which seeks to enjoin the Merger. The complaint also seeks other relief including unspecified damages. The Trust believes the action to be without merit.

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

                           None

              Item 5.      Other Information

                           None

              Item 6.      Exhibits and Reports on Form 8-K

                           (a)  Exhibits:
                                    2.  None
                                    4.  None
                                   10.  Material Contracts(1)
                                   11.  See Note 2 to Financial Statements
                                   15.  Not Applicable
                                   18.  Not Applicable
                                   19.  None
                                   22.  None
                                   23.  Not Applicable
                                   24.  None
                                   27.  Included in EDGAR transmission only.

                            (b)  Reports on  Form 8-K
                                   None
--------------------------------------------------------------------------------
(1) Incorporated herein by reference to exhibit filed with Registrant's Form 10-Q dated for quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1998            EQK REALTY INVESTORS I


                                  By:  /s/Gregory R. Greenfield
                                       ---------------------------------------
                                       Gregory R. Greenfield
                                       Executive Vice President and Treasurer
                                       (Principal Financial Officer)

                                  By:  /s/William G. Brown Jr.
                                       ---------------------------------------
                                       William G. Brown, Jr.
                                       Vice President and Controller
                                       (Principal Accounting Officer)