Form 10-Q
period 1998-09-30
EQK REALTY INVESTORS I
filed 1998-11-16
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                                   ---------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                                 ------------------

                                      OR

       [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ______________

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

                                 (404) 303-6100
                                 ---------------
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ]No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 9,632,212 as of November 16, 1998.
                                          ----------------------------------

                             EQK REALTY INVESTORS I

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX


                                                                             Page
                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1.  Balance Sheets as of September 30, 1998
         and December 31, 1997                                                  3

         Statements of Operations for the three
         and nine months ended September 30, 1998 and
         September 30, 1997                                                     4

         Statements of Cash Flows for the
         nine months ended September 30, 1998 and
         September 30, 1997                                                     5

         Notes to the Financial Statements                                      6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                         13

PART II - OTHER INFORMATION

Items 1 through 6                                                              19

SIGNATURES                                                                     20

                             EQK REALTY INVESTORS I
                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                                              September 30,    December 31,
                                                                                  1998             1997
                                                                              -------------    ------------
                                     ASSETS


Investment in Harrisburg East Mall, at cost                                      $      --       $  58,466

       Less accumulated depreciation and amortization                                   --          19,170
                                                                                 ---------       ---------

                                                                                        --          39,296

Real estate held for sale  (Notes 1 and 2)                                          39,264              --

Cash and cash equivalents:
    Cash Management Agreement                                                        2,127           2,486
    Other                                                                              612             837

Accounts receivable and other assets (net of allowance of $213
  and $214, respectively)                                                            2,262           2,448
                                                                                 ---------       ---------

TOTAL ASSETS                                                                     $  44,265       $  45,067
                                                                                 =========       =========


        LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

       Mortgage note payable                                                     $  43,794       $  43,794

       Term loan payable to bank                                                     1,581           1,585

       Accounts payable and other liabilities (including amounts due
           affiliates of $3,091 and $3,117, respectively)                            4,070           4,670
                                                                                 ---------       ---------

                                                                                    49,445          50,049

Commitments and Contingencies (Note 1 and 5)

Deficit in Shareholders' Equity:

       Shares of beneficial interest, without par value:  10,055,555 shares
           authorized, 9,632,212 shares issued and outstanding                     135,875         135,875

       Accumulated deficit                                                        (141,055)       (140,857)
                                                                                 ---------       ---------

                                                                                    (5,180)         (4,982)
                                                                                 ---------       ---------
TOTAL LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY                            $  44,265       $  45,067
                                                                                 =========       =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------------------------------------

                                             Three months ended September 30,                Nine months ended September 30,
                                                   1998         1997                              1998          1997
-----------------------------------------------------------------------------------------------------------------------------------

Revenues from rental operations                   $1,619      $ 1,545                           $ 4,509       $ 4,515

Operating expenses, net of tenant
   reimbursements (including property
   management fees earned by an affiliate of
   $82, $72, $228, and $220, respectively)           190          283                               629           642

Depreciation and amortization                         --          637                               548         1,630
-----------------------------------------------------------------------------------------------------------------------------------

Income from rental operations                      1,429          625                             3,332         2,243

Interest expense                                   1,006        1,011                             3,204         3,296

Other expenses, net of interest income
 (including portfolio management fees
  earned by an affiliate of $56, $59
  $174, and $183, respectively)                      141          179                               326           365
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                 $  282       $ (565)                           $ (198)      $(1,418)
===================================================================================================================================

Net income (loss) per share                       $ 0.03       $(0.06)                           $(0.02)      $ (0.15)
===================================================================================================================================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


----------------------------------------------------------------------------------------
                                                         Nine months ended September 30,
                                                         1998                     1997
----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                             $  (198)                 $(1,418)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                        724                    1,893
     Changes in assets and liabilities:
      Decrease in accounts payable
         and other liabilities                            (600)                    (277)
      (Increase) decrease in accounts receivable
         and other assets                                   10                     (349)
---------------------------------------------------------------------------------------
Net cash used in operating activities                      (64)                    (151)
---------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to real estate investment                     (516)                    (505)
---------------------------------------------------------------------------------------
Net cash used in investing activities                     (516)                    (505)
---------------------------------------------------------------------------------------
Cash flows from financing activities:
   Scheduled repayments of debt                             (4)                      --
---------------------------------------------------------------------------------------
Net cash used in financing activities                       (4)                      --
---------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                     (584)                    (656)
Cash and cash equivalents
  beginning of period                                    3,323                    3,661
---------------------------------------------------------------------------------------
Cash and cash equivalents
  end of period                                        $ 2,739                  $ 3,005
=======================================================================================
Supplemental disclosure of cash flow information:
Interest paid                                          $ 3,415                  $ 3,015
=======================================================================================


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

         At September 30, 1998, the Trust's remaining real estate investment is Harrisburg East Mall ("the Mall"), a regional shopping center located in Harrisburg, Pennsylvania.

         The Declaration of Trust currently provides that the actual disposition of the remaining property, Harrisburg East Mall, may occur at any time prior to March 1999. The Declaration of Trust further provides that this date may be extended by up to two years upon the recommendation of the Trustees and the affirmative vote of a majority of its shareholders. Based on the finite life provisions of the Declaration of Trust, Management has been pursuing the disposition of the Trust's remaining real estate investment and/or an alternative strategic transaction. Due to the impact of certain adverse market conditions described below, it may be necessary for the Trustees to recommend a formal extension of the Trust's life to facilitate the completion of the sale of the Mall.

         Effective December 23, 1997, the Trust entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an affiliate of American Realty Trust, Inc. ("ART") is to merge with and into the Trust (the "Merger"), with the Trust being the surviving entity. The Merger contemplates, among other things, a 20-year extension of the life of the Trust.

         Delays in completing the Merger as originally proposed required certain revisions to the Merger Agreement, the most significant of which are the right of Management to dispose of Harrisburg East Mall and to distribute the proceeds of such sale to the Trust's shareholders prior to completing the Merger and a corresponding reduction in the Merger consideration to be paid to the Trust's shareholders. Management commenced marketing and sales activities during the second quarter of 1998 including the retention of an outside broker, and is currently proceeding towards negotiating a purchase and sale agreement, although no definitive agreement has been reached.

         Since the commencement of sales activities, changing conditions in the capital markets have had an adverse effect on the market for real estate, and especially on the market for regional malls. This unfavorable environment has been characterized by a reduction in available sources of financing for real estate transactions and by reduced purchasing interest on the part of many traditional buyers, including many of the public real estate investment trusts.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


         Largely due to the conditions described above, it appears likely that completion of the sale of the Mall will occur subsequent to December 15, 1998, the date on which the current forbearance agreement with the primary lender of the Trust's mortgage indebtedness terminates. At this time, the Trust believes it may be necessary to extend the term of the forebearance agreement as well as the term of the Trust's term loan.
         As a result, Management has commenced discussions with both lenders regarding extension for a period of six months with a termination date of June 15, 1999. In consideration of the extension, it is probable that an extension fee will be imposed. Although Management believes the lender will agree to the extension on reasonable economic terms, no assurances can be made at this time.

         On August 25, 1998 the Trust executed an Amended and Restated Agreement and Plan of Merger (the "Revised Merger Agreement"). According to the terms of the Revised Merger Agreement, upon completion of the sale of the Mall, and subject to shareholder approval, the Merger would be completed. Immediately prior to the closing of the Merger, ART is expected to convey one of its properties to EQK I. ART will provide 100% of the financing for this property contribution via a non-recourse note.

         ART has agreed to permit EQK I to continue to solicit, or respond to, offers from third parties for EQK I. In the event EQK I accepts an offer from a party other than ART and elects not to proceed with the Merger, EQK I generally will be obligated to pay ART a "break-up" fee of $200,000 plus its share of transaction expenses (collectively the "Break-Up Consideration").

         The Revised Merger Agreement may be terminated by EQK I if any of the following conditions exist: (i) the Merger has not been accomplished by December 15, 1998; (ii) EQK I secures a more favorable offer from another party subject to the payment of the Break-Up Consideration; or
         (iii) if the Revised Merger Agreement in any way impairs or delays the sale of Harrisburg East Mall, or is likely to result in a material reduction in proceeds.

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

         The Trust, its trustees, and its Advisor have been named as defendants in a purported class action complaint filed in Massachusetts state court, which seeks to enjoin the Merger. The complaint also seeks other relief including unspecified damages. The Trust is vigorously pursuing its legal defenses and believes that the disposition of this matter will not have a material adverse effect on the financial position of the Trust.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


         Trading in EQK I's common shares on the New York Stock Exchange ("NYSE") terminated on May 4, 1998, as the Trust did not meet the NYSE's continued listing criteria. A market for the EQK I common shares has been created on the OTC Bulletin Board System.

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

         On March 19, 1998, The Prudential Insurance Company of America ("Prudential") exercised its warrants for 367,868 shares of the Trust's shares of beneficial interest at $.0001 per share. Such shares were issued to Prudential on May 7, 1998 thus bringing the total number of issued and outstanding shares of the Trust to 9,632,212. The net income and net loss per share, as reflected on the statements of operations, have been calculated using the weighted average of the number of shares outstanding during the periods presented.

         In the opinion of the Trust, all other adjustments are normal recurring adjustments necessary to present fairly its financial position as of September 30, 1998, its results of operations for the three months and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


NOTE 3:  CASH MANAGEMENT AGREEMENT

         In connection with the Trust's mortgage agreement (as amended and extended), the Trust entered into a cash management agreement with the mortgage lender and assigned all lease and rent receipts to the lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the lender. As of September 30, 1998, a balance of $701,000 was held by the third-party escrow agent in accordance with the cash management agreement. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which are funded each month with any excess operating cash flow, are limited to capital expenditures approved by the lender. As of September 30, 1998 the balance of the capital reserve account was $1,426,000.

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

         Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and generally has been payable monthly without subordination. However, given that the shares of the Trust are no longer traded on a market with readily available market values, the Trustees have agreed on a stipulated rate of $.75 per share to be used for purposes of calculating the management fee for the period subsequent to May 4, 1998.

         Commencing with the December 1995 debt extension and continuing with the December 1996 debt extension, the Mortgage Note lender has requested, and the Advisor has agreed to, a partial deferral of payment of its fee. Whereas the fee will continue to be computed as described, payments to the Advisor will be limited to $37,500 per quarter. Deferred fees, which amounted to $279,000 as of September 30, 1998, will be eligible for payment upon the repayment of the Mortgage Note. Portfolio management fees amounted to $174,000 and $183,000 for the nine months ended September 30, 1998 and 1997, respectively.

         As part of the 1989 amendment to the advisory agreement, the Advisor forgave one-half, or $2,720,000, of the total amount of fees previously deferred pursuant to subordination provisions of the original advisory agreement. The remaining deferred fees of $2,720,000 are to be paid upon the disposition of the Mall.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


         The Trust has also entered into an agreement with ERE Yarmouth Retail, Inc. (the "Manager"), formerly Compass Retail, Inc., for the on-site management of the Mall. ERE Yarmouth Retail, Inc. is a wholly owned subsidiary of Lend Lease Real Estate Investments, Inc. On September 30, 1998, Lend Lease Real Estate Investments, Inc. sold the Manager to LaSalle Partners Incorporated. An affiliate of LaSalle Partners Incorporated will continue to manage the Mall pursuant to the terms of the original management agreement.

         Management fees paid to the property manager are generally based upon a percentage of rents and certain other charges. Such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. For the nine months ended September 30, 1998 and 1997, management fee expense attributable to services rendered by ERE Yarmouth Retail, Inc. were $228,000 and $220,000, respectively.

NOTE 5:  DEBT MATURITIES

         The Trust's debt instruments (aggregate principal outstanding of $45,375,000) had scheduled maturity dates of June 15, 1998. While the mortgage note holder has refused to grant an extension of this maturity date, it has agreed to a forbearance arrangement wherein it will not exercise remedies for non-repayment of the outstanding principal due through December 15, 1998. The holder of the Trust's term loan has agreed to an extension of the maturity date, also through December 15, 1998. The forbearance and extension arrangements are conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements.

         On June 15, 1998 the Trust paid deferred loan fees plus interest to the mortgage note holder in the amount of $309,200 and deferred loan fees to the term loan holder in the amount of $88,100.

         As discussed in Note 1, the Trust has commenced efforts to sell the Mall. Management anticipates that a sale of the Mall will be completed subsequent to December 15, 1998, which is the date the current forbearance agreement with the primary lender of the Trust's mortgage indebtedness terminates. At this time, the Trust believes it may be necessary to extend the term of the forebearance agreement as well as the term of the Trust's loan. As a result, Management has commenced discussions with both lenders regarding extension for a period of six months with a termination date of June 15, 1999. In consideration of the extension, it is probable that an extension fee will be imposed. Although Management believes the lender will agree to the extension on reasonable economic terms, no assurances can be made at this time.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


         Proceeds from the sale of the Mall and, if applicable, the completion of the Merger, will be distributed to the shareholders of EQK I once the Trust's liabilities have been settled (including the retirement of its mortgage note and term loan) and related transaction costs have been paid.

NOTE 6:  CHANGE IN ACCOUNTING PRINCIPLE

         The Trust defers recognition of percentage rent until the tenants' sales exceed the contractual breakpoint in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods". The Trust adopted EITF 98-9 during the second quarter of 1998. The effect of the change in accounting principal had no material impact on quarterly interim financial information presented during 1998.

NOTE 7:  YEAR 2000

         The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue ("Y2K"). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         Y2K exposures of the Trust and the Mall are currently being assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Trust has begun to communicate with its third party service vendors such as Lend Lease and LaSalle Partners in an effort to assess their Y2K compliance status and the adequacy of their Y2K efforts.

         The Mall is being assessed in an effort to identify Y2K issues. Any required remediation strategy will depend on the outcome of the assessment and therefore will not be developed until the assessment is complete. Management expects the assessment to be completed and remediation efforts to be underway by the end of the first quarter of 1999.

         Neither the Trust nor the Mall has incurred any material costs to date relating to Y2K. The total assessment cost is expected to total approximately $10,000. These costs were not incurred and therefore not accrued at September 30, 1998. Remediation costs cannot be reasonably estimated until the assessment is complete and a remediation strategy is determined.

         The failure to adequately address the Year 2000 issue may result in the closure of the Mall. In order to reduce the potential impact on the operations of the Trust and the Mall, contingency plans are expected to be developed once Y2K exposures have been assessed.

         A building contingency plan is expected to be developed once the assessment has been completed. A contingency plan may involve but not be limited to the engagement of additional security services, the disconnect of system interfacing (that does not significantly impact Mall operations) and the identification and engagement of alternative service vendors.

         If the sale of the Mall and the Merger with ART occur as currently proposed, the current property manager and the Advisor will cease providing services to the Trust. If, subsequent to the sale of the Mall, the Merger is approved and the Trust continues as an operating entity, affiliates of ART will provide property management and advisory services on an ongoing basis. The Trust does not currently have knowledge of the status of ART's and its affiliates Y2K compliance. Accordingly, there can be no assurance that all business critical systems will be fully Y2K compliant, or that the consequences of any systems deficiencies will not have a material adverse effect on the Trust.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the financial statements and notes that appear on pages 3-12.

FINANCIAL CONDITION

CAPITAL RESOURCES

Trust Background

At September 30, 1998, the Trust's remaining real estate investment is Harrisburg East Mall ("the Mall"), a regional shopping center located in Harrisburg, Pennsylvania. During 1995, the Trust sold its remaining interest in Castleton Park ("Castleton") an office park located in Indianapolis, Indiana. During 1993, the Trust sold its two remaining office buildings within its office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion ("Peachtree"). Prior to 1993, the Trust sold two office buildings at Castleton (1991) and five office buildings at Peachtree
(1992).

The Declaration of Trust currently provides that the actual disposition of the remaining property, Harrisburg East Mall, may occur at any time prior to March 1999. The Declaration of Trust further provides that this date may be extended by up to two years upon the recommendation of the Trustees and the affirmative vote of a majority of its shareholders. Based on the finite-life provisions of the Declaration of Trust, Management has been pursuing the disposition of the Trust's remaining real estate investment and/or an alternative strategic transaction. Due to the impact of certain adverse market conditions described below, it may be necessary for the Trustees to recommend a formal extension of the Trust's life to facilitate the completion of the sale of the Mall.

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

Delays in completing the Merger as originally proposed required certain revisions to the Merger Agreement, the most significant of which are the right of Management to dispose of Harrisburg East Mall and to distribute the proceeds of such sale to the Trust's shareholders prior to completing the Merger and a corresponding reduction in the Merger consideration to be paid to the Trust's shareholders. Management commenced marketing and sales activities during the second quarter of 1998 including the retention of an outside broker, and is currently proceeding towards negotiating a sales and purchase agreement with buyers, although no definitive agreement has been reached.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Since the commencement of sales activities, changing conditions in the capital markets have had an adverse effect on the market for real estate, and especially on the market for regional malls. This unfavorable environment has been characterized by a reduction in available sources of financing for real estate transactions by reducing purchasing interest on the part of many traditional buyers, including many of the public real estate investment trusts.

Largely due to the conditions described above, it appears likely that completion of the sale of the Mall will occur subsequent to December 15, 1998, the date on which the current forbearance agreement with the primary lender of the Trust's mortgage indebtedness terminates. At this time, the Trust believes it may be necessary to extend the term of the forebearance agreement as well as the term of the Trust's loan. As a result, Management has commenced discussions with both lenders regarding extension for a period of six months with a termination date of June 15, 1999. In consideration of the extension, it is probable that an extension fee will be imposed. Although Management believes the lender will agree to the extension on reasonable economic terms, no assurances can be made at this time.

On August 25, 1998 the Trust executed an Amended and Restated Agreement and Plan of Merger (the "Revised Merger Agreement"). According to the terms of the Revised Merger Agreement, upon completion of the sale of the Mall, and subject to shareholder approval, the Merger would be completed. Immediately prior to the closing of the Merger, ART is expected to convey one of its properties to EQK I. ART will provide 100% of the financing for this property contribution via a non-recourse note.

ART has agreed to permit EQK I to continue to solicit, or respond to, offers from third parties for EQK I. In the event EQK I accepts an offer from a party other than ART and elects not to proceed with the Merger, EQK I generally will be obligated to pay ART a "break-up" fee of $200,000 plus its share of transaction expenses (collectively the "Break-Up Consideration").

The Revised Merger Agreement may be terminated by EQK I if any of the following conditions exist: (i) the Merger has not been accomplished by December 15, 1998; (ii) EQK I secures a more favorable offer from another party subject to the payment of the Break-Up Consideration; or (iii) if the Revised Merger Agreement in any way impairs or delays the sale of Harrisburg East Mall, or is likely to result in a material reduction in proceeds.

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

The Trust, its trustees, and its Advisor have been named as defendants in a purported class action complaint filed in Massachusetts state court, which seeks to enjoin the Merger. The complaint also seeks other relief including unspecified damages. The Trust is vigorously pursuing its legal defenses and believes that the disposition of this matter will not have a material adverse affect on the financial position of the Trust.

Trading in EQK I's common shares on the New York Stock Exchange ("NYSE") terminated on May 4, 1998, as the Trust did not meet the NYSE's continued listing criteria. A market for the EQK I common shares has been created on the OTC Bulletin Board System.


Mortgage Debt Extensions

The Trust's debt instruments (aggregate principal outstanding of $45,375,000) had scheduled maturity dates of June 15, 1998. While the mortgage note holder has refused to grant an extension of this maturity date, it has agreed to a forbearance arrangement wherein it will not exercise remedies for non-repayment of the outstanding principal due through December 15, 1998. The term loan holder has agreed to an extension of the maturity date, also through December 15, 1998. The forbearance and extension arrangements are conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements.

At this time, the Trust believes it may be necessary to extend the terms of the mortgage indebtedness as well as the term loan. As a result, Management has commenced discussions with both lenders regarding extension for a period of six months with a termination date of June 15, 1999. In consideration of the extension, it is probable that an extension fee will be imposed. Although Management believes the lenders will agree to the extension on reasonable economic terms, no assurances can be made at this time.

On June 15, 1998 the Trust paid deferred loan fees to the mortgage note holder in the amount of $309,200 and deferred loan fees to the term loan holder in the amount of $88,100.

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

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

Cash flows used in operating activities for the nine month period ending September 30, 1998 and 1997 were $64,000 and $151,000, respectively. For the nine months ended September 30, 1998, cash flows used in operating activities primarily represent the payment of the deferred loan fees of $361,000 and related accrued interest on the fees of $36,000. These fees were accrued and paid in connection with the extension of the term loan agreement through June 15, 1998 (see Note 5 to the financial statements). For the nine month period ending September 30, 1997, cash flows used in operating activities primarily represent the payment of real estate taxes as well as interest.

Cash flows used in investing activities for the nine months ended September 30, 1998 and 1997 were for routine capital expenditures at the Mall. The Trust anticipates capital expenditures of approximately $700,000 for the remainder of 1998, which primarily represents tenant allowances. Certain of these expenditures are discretionary in nature and may be deferred into future periods.

The cash flows used in financing activities for the nine months ended September 30, 1998 are limited to principal payments on the Trust's term loan. The mortgage note requires monthly payments of interest only.

The Trust's liquidity requirements for the remainder of 1998 also will include principal and interest payments of approximately $1,007,000 pursuant to the existing loan agreements. The loan agreements specify that the remaining loan balances of $45,375,000 be paid in full by December 15, 1998.

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

The Trust has recorded its investment in real estate held for sale at the lower of cost or fair value less cost to sell. Accordingly, the Trust has not written up the cost basis of its investment in Harrisburg to its substantially higher net realizable value. Therefore, Management does not believe that its deficit in shareholders' equity of $5,180,000 at September 30, 1998 is indicative of its current liquidity or the net distribution that its shareholders would receive upon liquidation.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


As discussed in Note 1, the Trust has commenced efforts to sell the Mall. It appears likely that completion of the sale of the Mall will occur subsequent to December 15, 1998, the date on which the current forbearance agreement with the primary lender of the Trust's mortgage indebtedness terminates. At this time, the Trust believes it may be necessary to extend the term of the forebearance agreement as well as the term of the Trust's loan. As a result, Management has commenced discussions with both lenders regarding extension for a period of six months with a termination date of June 15, 1999. In consideration of the extension, it is probable that an extension fee will be imposed. Although Management believes the lender will agree to the extension on reasonable economic terms, no assurances can be made at this time.

YEAR 2000 READINESS DISCLOSURE

The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue ("Y2K"). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

Y2K exposures of the Trust and the Mall are currently being assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Trust has begun to communicate with its third party service vendors such as Lend Lease and LaSalle Partners in an effort to assess their Y2K compliance status and the adequacy of their Y2K efforts.

The Mall is being assessed in an effort to identify Y2K issues. Any required remediation strategy will depend on the outcome of the assessment and therefore will not be developed until the assessment is complete. Management expects the assessment to be completed and remediation efforts to be underway by the end of the first quarter of 1999.

Neither the Trust nor the Mall has incurred any material costs to date relating to Y2K. The total assessment cost is expected to total approximately $10,000. These costs were not incurred and therefore not accrued at September 30, 1998. Remediation costs cannot be reasonably estimated until the assessment is complete and a remediation strategy is determined. To provide cost estimates at this stage may be misleading.

The failure to adequately address the Year 2000 issue may result in the closure of the Mall. In order to reduce the potential impact on the operations of the Trust and the Mall, contingency plans are expected to be developed once Y2K exposures have been assessed.

                             EQK REALTY INVESTORS I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

A building contingency plan will only be developed once the assessment has been completed. A contingency plan may involve but not be limited to the engagement of additional security services, the disconnect of system interfacing (that does not significantly impact Mall operations) and the identification and engagement of alternative service vendors.

If the sale of the Mall and the Merger with ART occur as currently proposed, the current property manager and the Advisor will cease providing services to the Trust. If, subsequent to the sale of the Mall, the Merger is approved and the Trust continues as an operating entity, affiliates of ART will provide property management and advisory services on an ongoing basis. The Trust does not currently have knowledge of the status of ART's and its affiliates Y2K compliance. Accordingly, there can be no assurance that all business critical systems will be fully Y2K compliant, or that the consequences of any systems deficiencies will not have a material adverse effect on the Trust.

RESULTS OF OPERATIONS

For the nine months ended September 30, 1998, the Trust reported a net loss of $198,000 ($.02 per share) compared to a net loss of $1,418,000 ($.15 per share) for the nine months ended September 30, 1997. For the three months ended September 30, 1998, the Trust reported net income of $282,000 compared to a net loss of $565,000 for the three months ended September 30, 1997.

The Trust's revenues from rental operations for the three and nine months ended September 30, 1998 were $1,619,000 and $4,509,000, respectively. The increase for the three months ended September 30, 1998, $74,000, is due to the receipt of a non-recurring lease cancellation fee of approximately $200,000. This increase in income is largely offset by the sum of other income variances, none of which are individually significant. There were no significant variances in revenues on a year to date basis.

The Trust's operating expenses for three and nine months ended September 30, 1998 were $190,000 and $629,000, respectively, representing decreases of $93,000 and $13,000 from the respective prior year periods. This variance is attributable to the sum of several operating expense variances, none of which is individually significant.

The decrease in the depreciation and amortization expense between periods is due to the cessation of depreciation and amortization expense relating to the real estate investment and deferred leasing costs effective as of March 31, 1998.

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

             None

Item 3.      Defaults Upon Senior Securities

             None

Item 4.      Submission of Matters to a Vote of Security Holders

             None

Item 5.      Other Information

             On August 18, 1998, certain officers of the Trust resigned from their positions. Phillip Stephens resigned as President of the Trust, but remains a member of the Board of Trustees and Linda Schear resigned as Secretary of the Trust. Also on this date, Robert Welanetz was elected President of the Trust and joined the Board of Trustees and Pamela Griffin was elected Secretary of the Trust. Subsequently, on November 2, 1998, Gregory Greenfield resigned from his position as Executive Vice President of the Trust.

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits:
                    2.    None
                    4.    None
                   10.    Material Contracts

                          (1) Amended and Restated Agreement and Plan of Merger dated August 25, 1998 by and among the Registrant, American Realty Trust, Inc., ART Newco, LLC, Basic Capital Management, Inc., EQK Realty Investors I, and Lend Lease Portfolio Management, Inc. (a)

                   11.    See Note 2 to Financial Statements
                   15.    Not Applicable
                   18.    Not Applicable
                   19.    None
                   22.    None
                   23.    Not Applicable
                   24.    None
                   27.    Included in EDGAR transmission only.

             (b) Reports on Form 8-K

                   None
-----------------------
(a) Incorporated herein by reference to exhibit filed with Registration Statement on September 3, 1998 on Amendment #2 to form S-4 filed by American Realty Trust, Inc. (Registration Statement Number 333-43777)

                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 16, 1998                  EQK REALTY INVESTORS I


                                       By:    /s/ Robert Welanetz
                                           ------------------------------------
                                              Robert Welanetz
                                              President



                                       By:    /s/ William G. Brown Jr.
                                           ------------------------------------
                                              William G. Brown, Jr.
                                              Vice President and Controller