Form 10-K405
period 1998-12-31
EQK REALTY INVESTORS I
filed 1999-03-31
CIK 755926

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 1-8815

                             EQK REALTY INVESTORS I
             (Exact name of Registrant as specified in its Charter)

              MASSACHUSETTS                         23-2320360
    ---------------------------------  ------------------------------------
      (State or other jurisdiction     (I.R.S. Employer Identification No.)
    of incorporation or organization)

       3424 PEACHTREE ROAD NE, SUITE 800, ATLANTA, GA           30326
       ----------------------------------------------         ----------
          (Address of principal executive offices)            (Zip Code)

      (Registrant's telephone number, including area code) (404) 848-8600

          Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------  -----------------------------------------
Shares of Beneficial Interest         OTC Bulletin Board System

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     The aggregate market value of Shares of Beneficial Interest held by non-affiliates of the Registrant, based on the closing price of the Shares on March 26, 1999 on the OTC Bulletin Board System of $0.50 per Share, is $3,970,437. As of March 26, 1999, 9,632,212 Shares of Beneficial Interest were outstanding. Officers and Trustees of the Trust (and certain of their family members) and Lend Lease Portfolio Management, Inc., Advisor to the Trust, are treated as affiliates for the purposes of this computation, with no admission being made that such people or entities are actually affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   Business....................................................    1
ITEM 2.   Properties..................................................    6
ITEM 3.   Legal Proceedings...........................................   10
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   10
ITEM 4A.  Executive Officers of the Registrant........................   10

                                  PART II
ITEM 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   12
ITEM 6.   Selected Financial Data.....................................   13
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   19
ITEM 8.   Financial Statements and Supplementary Data.................   20
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   20

                                  PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........   21
ITEM 11.  Executive Compensation......................................   22
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   23
ITEM 13.  Certain Relationships and Related Transactions..............   24

                                  PART IV
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   25

                                       (i)

                                     PART I

ITEM 1.  BUSINESS.

General Development of Business

     EQK Realty Investors I, a Massachusetts business trust (the "Trust"), was formed pursuant to an Amended and Restated Declaration of Trust dated February 27, 1985, as amended on March 5, 1986 (the "Declaration of Trust"). Lend Lease Portfolio Management, Inc. serves as the "Advisor" to the Trust. Jones Lang LaSalle Management Services, Inc., an affiliate of LaSalle Partners Incorporated, serves as the "Property Manager" for the Trust's sole remaining asset, Harrisburg East Mall (the "Mall"). The Advisor is a wholly owned subsidiary of Lend Lease Real Estate Investments, Inc. The principal executive offices of the Trust and the Advisor is located at 3424 Peachtree Road, N.E. Suite 800, Atlanta, Georgia 30326, and their telephone number is (404) 848-8600.

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

     The Trust consummated the public offering of its Shares of Beneficial Interest (the "Shares") on March 12, 1985. The net proceeds to the Trust from such offering, net of underwriting discount, amounted to $170,856,000 before deducting offering expenses of $1,062,000. Certain of those proceeds aggregating $167,032,000 were expended to acquire certain properties on March 13, 1985 (which were comprised of the Mall as described below under "Narrative Description of Business," as well as two properties subsequently sold: Castleton Park or "Castleton," an office park in Indianapolis, Indiana, which was sold in transactions in 1991 and 1995, and Peachtree Dunwoody Pavilion, or "Peachtree," an office complex in Atlanta, Georgia, which was sold in transactions in 1992 and 1993).

     As discussed more completely below under "Harrisburg East Mall Disposition Plan" and "Mortgage Debt", Management intends to dispose of its remaining real estate investment, the Mall, as soon as commercially practicable. Management is hopeful that such disposition will be completed prior to the June 15, 1999 expiration dates of its forbearance and extension arrangements with its lenders, although no such assurances can be given at this time.

     The Declaration of Trust provides for the Trust's existence and a maximum holding period for its real estate investments of 14 years. The Declaration of Trust further provides that this 14 year term may be extended by up to two years upon the recommendation of the Trustees and the affirmative vote of a majority of its shareholders. Recognizing that the disposition of the Mall would not be completed prior to the initial maturity date of the Trust's term (March 5, 1999), the Board of Trustees recommended a two year extension of the Trust's life (through March 5, 2001). This recommendation was approved by the shareholders at a Special Meeting of Shareholders held on February 23, 1999. (See Item 4, Submission of Matters to Vote of Security Holders.)

     Trading in the Trust's Shares on the New York Stock Exchange ("NYSE") terminated on May 4, 1998, as the Trust did not meet the NYSE's continued listing criteria. The Trust's Shares are currently traded on the OTC Bulletin Board System.

Proposed Merger with American Realty Trust

     Effective December 23, 1997, the Trust entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an affiliate of American Realty Trust, Inc. ("ART") is to merge with and into the Trust (the "Merger"), with the Trust being the surviving entity. The Merger contemplates, among other things, a 20-year extension of the life of the Trust.

     The Merger Agreement was amended on August 25, 1998 (the "Revised Merger Agreement") to provide for, among other matters, the right of the Trust to sell the Mall and distribute proceeds of such sale to the Trust's shareholders prior to completing the Merger and a corresponding reduction in the Merger consideration to be paid to the Trust's shareholders.

     The Merger consideration will be comprised entirely of ART Series F Cumulative Convertible Preferred Stock with a par value of $2.00 per share and a liquidation value of $10.00 per share. ("ART Preferred Shares"). The merger will be effected by (i) ART's acquisition of 4,376,056 shares currently held by four EQK shareholders (the "Selling Shareholders") and (ii) ART's receipt of 673,976 shares newly issued by the Trust (which, together with shares currently outstanding, constitutes "EQK Shares"), the combined effect of which will give ART an approximate 49% interest in EQK. The Selling Shareholders will receive for each EQK Share sold 0.030 of an ART Preferred Share with a corresponding liquidation value of $0.30 per EQK Share sold. The remaining shareholders will be entitled to retain their Shares at the time of the Merger, but will be compensated for the dilution in their percentage ownership interest through the receipt of 0.014 of an ART Preferred Share with a corresponding liquidation value of $0.14 per EQK Share held. In addition, ART currently intends (but is not legally obligated) to acquire the remaining EQK Shares from such other shareholders at some time after the third anniversary of the consummation of the Merger for not less than 0.0486 of an ART Preferred Share with a liquidation value of $0.486 for each EQK Share tendered.

     According to the terms of the Revised Merger Agreement, upon completion of the sale of the Mall and receipt of shareholder approval, the Merger would be completed. Immediately prior to the closing of the Merger, ART will convey one of its properties to the Trust. The total consideration paid by the Trust to ART for this property will be a $1,250,000 non-recourse five-year promissory note. The Trust will also assume approximately $1,500,000 of existing debt.

     ART has agreed to permit the Trust to continue to solicit, or respond to, offers from third parties for the Trust. In the event the Trust accepts an offer from a party other than ART and elects not to proceed with the Merger, the Trust generally will be obligated to pay ART a break-up fee of $200,000 plus its share of transaction expenses (collectively, the "Break-Up Consideration").

     Because the Merger was not completed by December 15, 1998, the Revised Merger Agreement is currently terminable by either ART or the Trust. The Revised Merger Agreement also may be terminated by the Trust if: (i) the Trust secures a more favorable offer from another party subject to the payment of the Break-Up Consideration; or (ii) the Revised Merger Agreement in any way impairs or delays the sale of the Mall, or is likely to result in a material reduction in proceeds.

     Proceeds from the sale of the Mall and, if applicable, the completion of the Merger, will be distributed to the shareholders of the Trust in one or more payments once the Trust's liabilities have been settled (including retirements of its Mortgage Note and Term Loan) and related transaction costs have been paid.

     The Merger is contingent upon, among other things, ART's registration statement relating to the ART Preferred Shares to be issued pursuant to the Revised Merger Agreement being declared effective by the Securities Exchange Commission, and the affirmative vote of the holders of 75% of the outstanding Shares.

     The Trust, its trustees, and its Advisor have been named as defendants in a purported class action complaint filed in Massachusetts State court, which seeks to enjoin the Merger. The complaint also seeks other relief including unspecified damages. The Management of the Trust is pursuing its legal defenses and believes that the disposition of this matter will not have a material adverse effect on the financial position of the Trust. (See Item 3, Legal Proceedings.)

Harrisburg East Mall Disposition Plan

     Management commenced marketing and sales activities relating to the Mall during the second quarter of 1998, which included the retention of an outside broker. Since the commencement of sales activities, changing conditions in the capital markets have had an adverse effect on the market for real estate, and especially on the market for regional shopping malls. This unfavorable environment has been characterized by a reduction in available sources of financing for real estate transactions and by reduced purchasing interest on the part of many traditional buyers, including many of the public real estate investment trusts.

     On March 5, 1999, the Trust announced that it has entered into a non-binding letter of intent to sell the Mall to a private real estate group for $51 million. The sale is anticipated to close during the second quarter of 1999.

     Closing is subject to a number of conditions, including the satisfactory completion of due diligence, the purchaser's obtaining financing and the execution of a definitive purchase and sale agreement. Accordingly, there is no assurance that a sale will be completed at the current price or at all. If the sale is completed at this price, a distribution to shareholders of approximately $0.37 per share is expected to be made. The distribution may be made in two or more disbursements, and the actual distribution may be a materially different amount. The amount may be decreased by, among other factors, a decrease in the sale price of the Mall or an increase in transaction costs or other liabilities beyond those currently estimated. The amount may be increased by, among other factors, a favorable settlement of transaction costs and other liabilities payable by the Trust. In the event the ART Merger is completed as described above, the related Merger consideration will be in addition to the actual distribution resulting from the Mall's disposition.

     The letter of intent provides that the Trust may not solicit, negotiate or execute other offers for the sale of the Mall prior to May 15, 1999, unless the prospective purchaser terminates negotiations under the letter of intent prior to that date.

     The Trust understands that two of its former officers are affiliated with a company that has entered into a relationship with the prospective buyer in connection with this transaction.

Mortgage Debt

     Since December 15, 1992, the Trust has had in place a "Mortgage Note" with the Prudential Insurance Company of America ("Mortgage Note Lender"), which had an initial balance of $75,689,000 and an original maturity date of December 15, 1995. The interest rates on the Mortgage Note averaged 9.79% over its initial three-year term. However, the Mortgage Note required monthly payments of interest only at the rate of 8.54% per annum.

     The additional interest charges were accrued and added to principal over this initial term of the Mortgage Note. Absent any prepayments of debt arising from property dispositions, the amount of principal due on the original maturity date of December 15, 1995 would have been $78,928,000. In December 1995, the Trust used net proceeds from the sale of Castleton to retire a portion of the Mortgage Note. The remaining principal balance of the Mortgage Note as of December 15, 1995 was $44,125,000.

     In connection with the December 15, 1992 debt financings, the Trust issued 1,675,000 previously repurchased Shares to its Advisor for consideration of $6,700,000, or $4.00 per Share. The Trust may, at its discretion, reissue an additional 423,343 Shares previously repurchased. Any issuance of Shares in excess of the Shares previously repurchased would require shareholder approval.

     Under the terms of the Mortgage Note, the Mortgage Note Lender received warrants to purchase 367,868 Shares of the Trust for $.0001 per Share. On March 19, 1998, the Mortgage Note Lender exercised its warrants for 367,868 Shares at $.0001 per Share. Such Shares were issued to the Mortgage Loan Lender on May 7, 1998 which brought the total number of issued and outstanding Shares of the Trust to 9,632,212.

     The Trust also has had a "Term Loan" with PNC Bank N.A. ("Term Loan Lender") in place since December 15, 1992 bearing interest at 8.33% per annum and requiring payments at the same annual rate of 8.54% as was required under the Mortgage Note. The Term Loan is collateralized by a subordinate lien on the Mall. The payments made in excess of the interest rate were applied to the principal balance of the Term Loan such that the original principal balance of $2,859,000 would have been reduced over its three year term to $2,839,000, absent any prepayments arising from property dispositions. In December 1995, the Trust used proceeds from the sale of Castleton to retire a portion of the Term Loan. The remaining principal balance of the Term Loan as of December 15, 1995 was $1,587,000.

     The Trust's Mortgage Note Lender and Term Loan Lender have agreed to extend the maturity date of these loans twice; first, for a period of one year through December 15, 1996, and second, for a period of 18 months through June 15, 1998. The Mortgage Note remains collateralized by a first mortgage lien on the Mall, an assignment of leases and rents, and certain cash balances. The Term Loan remains collateralized by a subordinate lien on the Mall.

     Following the June 15, 1998 scheduled maturity date, the Mortgage Note Lender granted two six-month forbearance arrangements (through December 15, 1998 and then through June 15, 1999) wherein it agreed not to exercise remedies for non-payment of the outstanding principal balance. The Term Loan Lender also has granted two six-month extensions of its maturity dates so as to coincide with such forbearance periods. The forbearance and extension arrangements are conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements.

     The Trust's expiration date of its forbearance and extension arrangements is June 15, 1999. The Trust has entered into a non-binding letter of intent to sell the Mall for approximately $51 million, although there is no assurance that the sale will be completed. The Management of the Trust believes that the proceeds from the sale of the Mall will be sufficient to allow the Trust to repay the Mortgage Note and Term Loan, although there can be no assurance a sale will be completed by June 15, 1999. In the event the sale of the Mall is not completed by June 15, 1999, Management will propose to its lenders that further forbearance and extensions be granted. However, no assurances can be given that the lenders will grant such relief.

     The Mortgage Note was amended effective December 16, 1996 to provide for monthly payments of interest only accruing at the rate of 8.88% per annum ($324,000 per month). This interest rate reflects an increase from the 8.54% interest rate in effect during the initial extension period (December 16, 1995 to December 15, 1996).

     The Term Loan reflects the same pay rate of 8.88%, effective December 16, 1996, that is applicable to the Mortgage Note, but accrues interest at a rate that re-sets periodically. The accrual rate is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect as of March 15, 1999 was 7.69%. The difference between the accrual rate and the pay rate is reflected in the principal balance of the Term Loan as of December 31, 1998.

     In consideration for the extension of the maturity date of the Mortgage Note through June 15, 1998, the Trust paid an up-front application fee of $165,000 and agreed to pay a back-end fee of $272,900, plus interest thereon at the contract rate of 8.88% at maturity. On June 15, 1998, the Trust paid the back-end fee plus interest in the aggregate amount of $309,200 to the Mortgage Note Lender. In consideration for the extension of the maturity date of the Term Loan, the Trust paid an extension fee of $23,800 in 1997 and paid additional loan fees of $88,100 to the Term Loan Lender on June 15, 1998.

     In consideration for the extension of the forbearance agreement relating to the Mortgage Note through June 15, 1999, the Trust paid an extension fee of $25,000. In consideration for the extension of the maturity date of the Term Loan through June 15, 1999, the Trust agreed to pay an extension fee of $8,000.

Other Matters

     Apart from its original real estate investments and subject to certain restrictions, the Trust is permitted to make additional real estate investments involving the expansion of existing properties. The Trust currently has no intention of acquiring additional real estate interests, but intends to make certain capital expenditures required to maintain or enhance the value of the Mall, including tenant allowances associated with leasing activity.

     The Declaration of Trust permits the Trust to make secured or unsecured borrowings to make distributions to its shareholders and for normal working capital needs, including tenant alterations and/or allowances and the repair and maintenance of properties in which it has invested. Management currently has no intentions to secure additional credit facilities. The Declaration of Trust prohibits the Trust's aggregate borrowings from exceeding 75% of its total asset value, as defined.

     The Trust will not engage in any business not related to its real estate investments and, in that connection, the Declaration of Trust imposes certain prohibitions and investment restrictions on various investment practices or activities of the Trust. If the Merger is completed, the Declaration of Trust would be amended to eliminate most of the restrictions described above.

Narrative Description of Business

     As stated above, the Trust has completed the disposition of two of its three real estate investments. The office buildings comprising Peachtree were sold in three separate transactions in 1992 and 1993. Two of the office buildings at Castleton were sold in 1991. The remaining office buildings at Castleton were sold in 1995. The Trust's remaining real estate investment is a regional mall located in Harrisburg, Pennsylvania. As discussed above, Management has been pursuing the disposition of the Mall. The Trust anticipates making certain capital expenditures in order to maintain or enhance the value of the Mall. The Trust anticipates making capital expenditures in 1999 of $1,690,000, which include budgeted tenant allowances of $1,337,000. Certain of these expenditures are discretionary in nature and, therefore, may be deferred into future periods.

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

     Tenants. At December 31, 1998, the Mall had 82 in-line mall and outparcel tenants (excluding anchor store tenants) occupying approximately 284,000 square feet of gross leasable area, representing an occupancy rate of approximately 84%. Other than the anchor store spaces, which are occupied by JC Penney, Hecht's and Lord & Taylor, only Toys 'R' Us, which occupies approximately 45,950 square feet of space as the anchor tenant in the Mall's outparcel building, occupies more than five percent of the gross leasable area of the Mall. Other than The Limited Inc., which operates seven stores at the Mall and which contributed 14.2% of the Mall's 1998 rental revenues, no other tenants, or group of affiliated tenants, contribute more than 10% to the Mall's total rental revenues.

     Anchor Department Stores. The Mall has three department stores, JC Penney and two divisions of May Department Stores Co. ("May Company"), Hecht's and Lord & Taylor. Hecht's replaced Hess' in October 1995. Lord & Taylor opened on March 10, 1997, replacing John Wanamaker, which had closed in October 1995 following Woodward & Lothrop's (the owner of John Wanamaker) sale of certain department stores in its retail chain to May Company pursuant to an August 1995 bankruptcy court auction.

     Competition. The following table provides selected information with respect to the Mall's primary competitors. Each property is located within eight miles of the property.

                                                    GROSS LEASABLE          ANCHOR
SHOPPING CENTER                TYPE OF CENTER       AREA (SQ. FT.)          STORES
---------------                --------------       --------------          ------
Colonial Park Mall         Enclosed one-level          775,000       Sears
                           regional mall                             The Bon-Ton
                                                                     Boscov's

Capital City Mall          Enclosed one-level          722,000       Sears
                           regional mall                             Hecht's
                                                                     JC Penney

Camp Hill Shopping Center  Enclosed one-level mall     506,000       Boscov's
                                                                     Montgomery Ward
                                                                     Giant Grocery Store

                                                    GROSS LEASABLE          ANCHOR
SHOPPING CENTER                TYPE OF CENTER       AREA (SQ. FT.)          STORES
---------------                --------------       --------------          ------
Union Square               Power Center                309,000       Dunham's Sports
                                                                     Office Max
                                                                     Gabriel Bros.
                                                                     Weis
                                                                     Chuck E. Cheese's

Colonial Commons           Power Center                433,000       Giant Grocery Store
                                                                     Service Merchandise
                                                                     Montgomery Ward
                                                                     AMC Theater
                                                                     RX Place

Point Shopping Center      Power Center                277,000       U.S. Factory Outlet
                                                                     Burlington Coat
                                                                     Factory
                                                                     Lone Star Steakhouse

     Competition Analysis. The boundaries of the trade area for the Mall are influenced by the existence of natural boundaries, competing developments, and demographic characteristics. The Susquehanna River splits the Mall's market in two, creating the East and West shores. The Mall is located in Dauphin County in the East shore area. Its primary trade area consists of all of Dauphin County, while the secondary trade area includes sections of Lebanon and Lancaster counties on the East shore and sections of Perry and Cumberland counties on the West shore.

     Primary competition for the Mall consists of three regional centers located in the Harrisburg trade area: Colonial Park Mall, Capital City Mall, and Camp Hill Shopping Center.

     Colonial Park Mall, which opened in 1960, is located approximately five miles north of the Mall in the primary trade area. It contains 775,000 square feet of gross leasable area, 90 mall stores, and is anchored by Bon-Ton, Sears, and Boscov's. This center was renovated and expanded with a food court and some specialty shops during 1990. In addition, new skylights and some exterior redesign have enhanced Colonial Park's appeal. Colonial Park continues to be the Mall's primary competitor due to the strength of Boscov's and its in-line tenant mix, which is comparable to that found at the Mall. The occupancy percentage for this mall is 98%.

     Capital City Mall, located ten miles to the west of the Mall's secondary trade area, contains approximately 722,000 square feet of gross leasable area and 94 mall stores. This center opened in 1974 and is anchored by Hecht's, JC Penney, and Sears. The center was first renovated in 1986 and a second renovation, completed in May 1998, included new flooring, plantings, seating, skylights, and a food court area. This center is currently 90% occupied.

     Camp Hill Shopping Center, a former community center was originally constructed in 1958 and completely enclosed and renovated in 1986. This center is located approximately ten miles west of the Mall in the secondary trade area, and contains approximately 506,000 square feet of gross leasable area and 90 mall stores. The center is anchored by Boscov's and Montgomery Ward. The occupancy is currently at 85%.

ITEM 2.  PROPERTIES.

Harrisburg East Mall

     General. The Mall is a two-level enclosed regional shopping mall located approximately three miles from the central business district of Harrisburg, Pennsylvania, the state capitol. It contains approximately 836,000 gross leasable square feet and is anchored by three major department stores: JC Penney, Hecht's, and Lord & Taylor. The Mall is located on a site of approximately 64 acres with paved surface parking for approximately 4,933 automobiles (5.9 spaces per 1,000 gross leasable square feet).

     The total building area of the Mall is allocated as shown in the table below.

                                                                     GROSS       % OF
                                                   NUMBER OF       LEASABLE     TOTAL
                                                 STORE SPACES        AREA      BUILDING     OCCUPANCY AT
                                               DECEMBER 31, 1998   (SQ. FT.)     AREA     DECEMBER 31, 1998
                                               -----------------   ---------   --------   -----------------
Gross leasable area
  Anchor Stores..............................           3           498,948      50.8%          100.0%
  Mall Stores................................         106           284,499      29.0            83.4
  Free-standing building.....................           3            52,345       5.3            87.8
                                                      ---           -------     -----           -----
Total gross leasable area....................         112           835,792      85.1            93.6%
                                                      ===           -------     -----           =====
Common area..................................                       146,371      14.9
                                                                    -------     -----
Total building area..........................                       982,163     100.0%
                                                                    =======     =====

Capital Requirements

     The Trust will make certain capital expenditures to maintain or enhance the value of the Mall, including tenant allowances associated with leasing activity. The Trust anticipates making capital expenditures in 1999 of $1,690,000, which include budgeted tenant allowances of $1,337,000. Certain of these expenditures are discretionary in nature and, therefore, may be deferred into future periods.

     One of the conditions of the Mortgage Note was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the Mortgage Note Lender. The balance of this account at December 31, 1998 was $1,425,000. The Trust believes the current cash balance in this account, coupled with additional cash flows projected to be generated from operations, will be sufficient to fund the Mall's capital expenditure requirements.

     Occupancy Data and Average Effective Annual Rent. Information regarding occupancy rates and average effective annual rent for the property, including anchor and outparcel tenants, is set forth below:

                                1998         1997         1996         1995          1994
                             ----------   ----------   ----------   ----------    ----------
Occupancy Rate(a)..........        93.6%        92.8%        93.7%        73.6%         94.3%
                             ==========   ==========   ==========   ==========    ==========
Total Annual Minimum
  Rent(b)..................  $5,146,957   $5,005,603   $4,902,122   $5,110,162    $5,973,828
Total Percentage Rent......     272,421      122,298      179,474      269,558       294,591
                             ----------   ----------   ----------   ----------    ----------
Total Annual Effective
  Rent.....................  $5,419,378   $5,127,901   $5,081,596   $5,379,720    $6,268,419
                             ==========   ==========   ==========   ==========    ==========
Average Annual Rent Per
  Square Foot:(c)
Mall Anchor Tenants........  $     1.30   $     1.29   $     1.37   $     1.32(d) $     1.67
Outparcel Stores...........        8.12         7.38         7.44         6.91          5.69
Mall Tenants...............       18.44        18.18        17.08        16.46         16.55
All Tenants................        6.91         6.58         6.26         6.44(d)       7.49

---------------

(a) Occupancy rate at December 31, 1995 reflects vacancy of the former John Wanamaker anchor space. Excluding the effect of the vacancy, the occupancy rate on a pro forma basis at December 31, 1995 was 95.8%. On May 13, 1996, the Trust and May Company executed a lease agreement that provided for the opening of a Lord & Taylor department store. The December 31, 1996 occupancy rate includes the contractual occupancy of Lord & Taylor, which opened for business on March 10, 1997.
(b) Total minimum annual rent represents actual tenant rental income for each calendar year, and does not include non-cash adjustments for stipulated rent increases in accordance with Generally Accepted Accounting Principles.

(c) Anchor and outparcel rent per square foot data is based on actual leased square footage during each calendar year presented. Mall tenant rent per square foot data is based on leased square footage at December 31 of each year presented.
(d) The decrease in mall anchor tenant rent per square foot in 1995 and rent per square foot for all tenants is due to the closure of the Hess department store in November 1994 prior to the re-opening of Hecht's in October 1995. Hecht's now occupies 187,280 square feet (which includes expansion space in the adjacent basement area) and pays rent of $1.07 per square foot, whereas Hess formerly occupied 139,656 square feet at $2.18 per square foot.

     Lease Expirations. The lease expiration schedule for mall and outparcel stores as of December 31, 1998 is shown below:

                                                                                      PERCENTAGE
                                             NUMBER      GROSS LEASED      1998         OF 1998
                                            OF LEASES        AREA         MINIMUM       MINIMUM
                                           EXPIRING(1)    (SQ. FT.)     ANNUAL RENT   ANNUAL RENT
                                           -----------   ------------   -----------   -----------
Month to month...........................       6           11,046         200,130        3.9%
1999.....................................       4            5,637         148,558        2.9
2000.....................................      10           32,761         535,452       10.4
2001.....................................      11           25,507         522,058       10.1
2002.....................................       6           15,452         223,406        4.3
2003.....................................      14           31,143         684,433       13.3
2004.....................................       5            8,794         225,516        4.4
2005.....................................       7           59,271         637,112       12.4
2006.....................................       6           24,874         457,584        8.9
2007.....................................       4            7,361         135,008        2.6
2008 and thereafter......................       9           61,506         650,611       12.6
                                               --          -------       ---------       ----
          Total..........................      82          283,352       4,419,868       85.9%
                                               ==          =======       =========       ====

---------------

(1) Assumes no renewal options will be exercised in order to present the earliest point of termination of the leases.

     Anchor Tenants. The following chart presents tenants that occupy more than 10% of the property's rentable square footage, along with certain provisions contained in their leases:

                                 LEASED AREA     RENT           LEASE
            TENANT                (SQ. FT.)    PER ANNUM   EXPIRATION DATE    RENEWAL OPTIONS (1)
            ------               -----------   ---------   ---------------    -------------------
Hecht's........................    187,280     $200,000       1/31/2007        3-10 Year Options
JC Penney......................    153,770      300,000       3/31/2001         6-5 Year Options
Lord & Taylor..................    157,898      150,000      10/31/2005        3-10 Year Options

---------------

(1) Hecht's and Lord & Taylor have operating covenants that require them to continue to remain open and operate through December 2004 and October 2005, respectively. JC Penney's operating covenant has expired.

     Debt. As discussed under Item 1 -- Business, the Mortgage Note and Term Loan facilities provided for an original maturity of December 15, 1995. The Trust's Mortgage Note Lender and Term Loan Lender have agreed to extend the maturity date of these loans twice; first, for a period of one year through December 15, 1996 and second, for a period of 18 months through June 15, 1998. Following the June 15, 1998 scheduled maturity date, the Mortgage Note Lender granted two six-month forbearance arrangements (through December 15, 1998 and June 15, 1999). The Term Loan Lender has granted two extensions of its maturity dates consistent with the forbearance periods. The following table sets forth certain information regarding the outstanding debt. Both the Mortgage Loan and the Term Loan may be prepaid in full without penalty.

                                          PRINCIPAL
                                           BALANCE
                                            AS OF                                     PRINCIPAL BALANCE
                                         DECEMBER 31,   ANNUAL DEBT                          AT
                                             1998         SERVICE                         MATURITY
          LOAN             ANNUAL RATE     (000'S)        (000'S)     MATURITY DATE        (000'S)
          ----             -----------   ------------   -----------   -------------   -----------------
Mortgage.................   8.88%(1)       $43,794        $3,888         6/15/99           $43,794
Term.....................   8.88%(2)         1,580           132         6/15/99             1,580

---------------

(1) The Mortgage Note requires monthly interest only payments of $324,000, at 8.88%.
(2) The Term Loan provides for the accrual interest rate to be re-set periodically, and is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect as of March 15, 1999 was 7.69%. The principal balance of the Term Loan is adjusted for the differential between the accrual rate and the pay rate of 8.88%.

     Depreciation. As of December 31, 1998, the Trust depreciated its assets for Federal income tax purposes under the Accelerated Cost Recovery System and the Modified Accelerated Cost Recovery System as follows:

Buildings:
  Gross Federal Income Tax Basis............................  $50,527,000
  Accumulated Depreciation..................................  $17,028,000
  Depreciation Method.......................................  Straight Line
  Depreciable Life..........................................  40 Years
Land Improvements:
  Gross Federal Income Tax Basis............................  $3,020,000
  Accumulated Depreciation..................................  $318,000
  Depreciation Method.......................................  Straight Line
  Depreciable Life..........................................  40 Years
Personal Property:
  Gross Federal Income Tax Basis............................  $185,000
  Accumulated Depreciation..................................  $128,000
  Depreciation Method.......................................  Straight Line*
  Depreciable Life..........................................  10 Years*

---------------

* Except for automobiles which are depreciated over a range of 3 to 7 years using the double declining balance method.

     Real Estate Taxes. Real estate taxes are levied for county and township, and school tax purposes. County and township taxes are payable March 31 and school taxes are payable on August 31. Harrisburg paid $1,046,000 in real estate taxes in 1998. The millage rate for 1998 was 28.39. Through an appeal with Dauphin County, the assessed value of the Mall was lowered in 1998. The decrease in tax expense associated with the lower assessed value will be reflected in the 1999 real estate tax invoices. Real estate taxes are substantially reimbursed by the tenants through real estate tax recovery billings.

     Physical Improvements. Since acquiring the Mall in 1985, the Trust has undertaken several physical improvement programs. In 1987, the Trust converted approximately 51,400 square feet of space in the basement of the former Hess's department store space into mall tenant space, at which time it was leased to Toys 'R' Us. During 1988, a new food court with approximately 13,000 square feet of gross leasable area was added. In 1991, the Trust completed the conversion of 47,960 square feet of space previously occupied by JC Penney into approximately 31,500 square feet of new leasable area leased at substantially higher rates.

     In conjunction with the JC Penney conversion, the remaining area of the JC Penney store was remodeled. In addition, the terms of the amended JC Penney lease required the Trust to renovate the common areas and the exterior facade of the Mall. This renovation was completed in 1993 for a cost of approximately $4,000,000. The project included a complete refurbishment of the Mall's interior common area, including new floors, finishes, and lighting throughout.

     Upon the expansion of Hecht's into the basement space previously occupied by Toys 'R' Us in 1995 (approximately 51,400 square feet), the Trust renovated the Mall's out-parcel building (approximately 52,000 square feet) to accommodate the relocation of Toys 'R' Us for a cost of approximately $3,440,000. In addition to the expansion of the anchor tenant space, Hecht's performed an interior renovation of its new department store space.

     Lord & Taylor opened in March 1997 in the former John Wanamaker anchor space. May Company (Lord & Taylor's parent company) completed a major renovation of this anchor store location. The Trust believes that May Company spent approximately $10,000,000 on renovations and improvements.

ITEM 3.  LEGAL PROCEEDINGS.

     On February 3, 1998, the Trust, its trustees, and its Advisor were named as defendants in a purported class action complaint filed by a shareholder in Massachusetts State court. The complaint seeks to enjoin the Merger and also seeks other relief including unspecified damages. Management of the Trust is pursuing its legal defenses and believes that the disposition of this matter will not have a material adverse effect on the financial position of the Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A Special Meeting of Shareholders was held on February 23, 1999 to consider and vote upon a proposal to extend the Trust's existence for a maximum period of two years in accordance with the Trust's Amended and Restated Declaration of Trust. An affirmative vote of the majority of the shareholders was received in favor of extending the Trust's existence for a period of two years beyond March 5, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     On August 18, 1998, certain officers of the Trust resigned from their positions. Phillip Stephens resigned as President of the Trust, but remains a member of the Board of Trustees. Linda Schear resigned as Secretary of the Trust. Also on this date, Robert Welanetz was elected President of the Trust and joined the Board of Trustees and Pamela Griffin was elected Secretary of the Trust. Subsequently, on November 2, 1998, Gregory Greenfield resigned from his position as Executive Vice President of the Trust. On January 15, 1999 Robert Welanetz resigned as President of the Trust and as a member of the Board of Trustees and William G. Brown, Jr. resigned as Vice President and Controller of the Trust. On the same date, Samuel F. Hatcher was elected to succeed Robert Welanetz as President of the Trust and member of the Board of Trustees and Don Henry was elected to succeed William G. Brown, Jr. in his capacities.

     The following table sets forth the names and positions of the executive officers of the Trust. The term of office of each officer expires at the annual meeting of the Board of Directors or when the respective successor is elected and qualifies.

NAME                                                     POSITION
----                                                     --------
Samuel F. Hatcher............................  President
Don Henry....................................  Vice President and Controller
Pamela Griffin...............................  Secretary

     Samuel F. Hatcher, age 53, has been a Senior Executive Vice President and General Counsel of Lend Lease Real Estate Investments, Inc. (formerly ERE Yarmouth, Inc.) since 1997. From 1993 to 1997, Mr. Hatcher was an Executive Vice President and General Counsel. From 1989 to 1993 he was the Vice President and Counsel to the Equitable Life Assurance Society of the United States, assigned to and located at Equitable Real Estate Investment Management, Inc. Prior to 1989 and since 1971, he was a partner in the real estate practice group of Alston & Bird, a law firm located in Atlanta, Georgia.

     Don Henry, age 38, has been a Vice President in the asset and portfolio management departments of Lend Lease Real Estate Investments, Inc. (formerly ERE Yarmouth Retail, Inc.) since January 1996. He was Director of Financial Reporting of Compass Retail, Inc. from September 1993 to December 1995. Prior to that date, and since June 1983, he was associated with the accounting firm of Deloitte & Touche LLP.

     Pamela Griffin, age 45, has been Vice President of Lend Lease Real Estate Investments, Inc. (formerly ERE Yarmouth, Inc.) since December 1997. From 1992 through 1995, she was Senior Vice President and General Counsel of EQ Services, Inc., a commercial mortgage loan servicing subsidiary of The Equitable Life Assurance Society of the United States. In between those positions, she was Vice President of the Winfield Group, a marketing research firm for non-profit organizations. She has also served as in-house counsel for CIGNA Corporation and as a partner in a Charlotte, North Carolina law firm.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Trading in the Trust's Shares on the New York Stock Exchange ("NYSE") terminated on May 4, 1998, as the Trust did not meet the NYSE's continued listing criteria. The Trust's Shares are currently traded on the OTC Bulletin Board System. As of March 26, 1999, the record number of shareholders of the Trust was 206. Although the Trust does not know the exact number of beneficial holders of its Shares, it believes the number exceeds 1,500.

     The following table presents the high and low prices of the Trust's Shares based on the New York Stock Exchange daily composite transactions for the year 1997 and until May 4, 1998. From May 4, 1998 the following table presents the high and low prices of the Trust's Shares based on the OTC Bulletin Board System daily composite transactions.

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 1998:
  First Quarter.............................................  $2.063   $1.000
  Second Quarter............................................   1.313    0.250
  Third Quarter.............................................   1.063    0.625
  Fourth Quarter............................................   0.844    0.625
YEAR ENDED DECEMBER 31, 1997:
  First Quarter.............................................  $1.625   $1.375
  Second Quarter............................................   1.500    1.125
  Third Quarter.............................................   1.250    1.062
  Fourth Quarter............................................   1.250    0.813

     There were no distributions to shareholders during 1998 and 1997. It is the Trust's current policy to reinvest all of its excess cash flow into its remaining property to fund capital expenditures and leasing costs. The Trust does not anticipate a change in this policy. In addition, the Trust's debt agreements contain provisions restricting the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                  AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------------------
                                                   1998             1997             1996             1995             1994
                                              --------------   --------------   --------------   --------------   --------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues from rental operations(a)..........     $  6,191         $  6,158         $  6,174         $ 15,761         $ 16,512
Write down of investments in real
  estate(b).................................           --               --               --           (3,200)              --
Income (loss) before gain on sales of real
  estate(c).................................          150           (1,961)          (1,488)          (6,575)          (3,459)
Gain on sales of real estate(d).............           --               --               --              229               --
Net income (loss)...........................          150           (1,961)          (1,488)          (6,346)          (3,459)
Total assets................................       45,102           45,067           46,830           48,209           90,258
Long-term obligations:
  Mortgage notes payable, net of imputed
     interest and discount..................       45,374           45,379           45,379           45,712           80,032
Shareholders' equity (deficit)..............       (4,832)          (4,982)          (3,021)          (1,533)           4,813
Per share data(e):
  Income (loss) per share:
     Income (loss) before gain on sales of
       real estate..........................     $   0.02         $  (0.21)        $  (0.16)        $  (0.71)        $  (0.37)
     Net income (loss)......................         0.02            (0.21)           (0.16)           (0.68)           (0.37)
     Dividends declared.....................           --               --               --               --               --

---------------

(a) The decline in revenues from operations for 1996 is mainly attributable to the sale of Castleton Park, which accounted for revenues of $9,554,000 for the year ended December 31, 1995.
(b) A write-down was recorded in 1995 related to the Trust's investment in Castleton Park to adjust the net investment to the Trust's estimate of net realizable value. As discussed in Note 2 to the financial statements, the Trust reviews its investments for impairment on a quarterly basis, and records write-downs or reserves when appropriate.
(c) The 1998 results reflect the cessation of depreciation and amortization of the Mall's assets as a result of the Trust's real estate being classified as "held for sale" as of April 1, 1998.
(d) In 1995, the Trust sold its remaining interest in Castleton Park and recognized a gain on the sale of $229,000.
(e) Calculation is based on 9,264,344 weighted average Shares outstanding from 1994 through 1997 and 9,505,222 weighted average Shares outstanding for 1998. The Trust had 9,632,212 Shares outstanding as of December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion should be read in conjunction with the financial statements and notes that appear immediately following the Signatures page.

FINANCIAL CONDITION

CAPITAL RESOURCES

Background

     The Trust was formed pursuant to an Amended and Restated Declaration of Trust dated February 27, 1985, as amended March 5, 1986, to acquire certain income-producing real estate investments. On March 13, 1985, the Trust acquired Harrisburg East Mall (the "Mall"), a regional shopping mall located in Harrisburg, Pennsylvania; Castleton Park ("Castleton"), an office park located in Indianapolis, Indiana; and Peachtree Dunwoody Pavilion ("Peachtree"), an office park located in Atlanta, Georgia.

     The Trust has completed the disposition of two of its three real estate investments. The office buildings comprising Peachtree were sold in three separate transactions during 1992 and 1993. Two of the office buildings at Castleton were sold in 1991 while the remaining 44 office buildings at Castleton were sold in December 1995.

     As discussed more completely below under "Harrisburg East Mall Disposition Plan" and "Mortgage Debt Extensions", Management intends to dispose of its remaining real estate investment, the Mall, as soon as commercially practicable. Management is hopeful that such disposition will be completed prior to the June 15, 1999 expiration dates of its forbearance and extension arrangements with its lenders, although no such assurances can be given at this time.

     The Declaration of Trust provides for the Trust's existence and a maximum holding period for its real estate investments of 14 years. The Declaration of Trust further provides that this 14 year term may be extended by up to two years upon the recommendation of the Trustees and the affirmative vote of a majority of its shareholders. Recognizing that the disposition of the Mall would not be completed prior to the initial maturity date of the Trust's term (March 5, 1999), the Board of Trustees recommended a two year extension of the Trust's life (through March 5, 2001). This recommendation was approved by the shareholders at a Special Meeting of Shareholders held on February 23, 1999. (See Item 4, Submission of Matters to Vote of Security Holders.)

Proposed Merger with American Realty Trust

     Effective December 23, 1997, the Trust entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an affiliate of American Realty Trust, Inc. ("ART") is to merge with and into the Trust (the "Merger"), with the Trust being the surviving entity. The Merger contemplates, among other things, a 20-year extension of the life of the Trust.

     The Merger Agreement was amended on August 25, 1998 (the "Revised Merger Agreement") to provide for, among other matters, the right of the Trust to sell the Mall and distribute proceeds of such sale to the Trust's shareholders prior to completing the Merger and a corresponding reduction in the Merger consideration to be paid to the Trust's shareholders.

     The Merger consideration will be comprised entirely of ART Series F Cumulative Convertible Preferred Stock with a par value of $2.00 per share and a liquidation value of $10.00 per share ("ART Preferred Shares"). The merger will be effected by (i) ART's acquisition of 4,376,056 shares currently held by four EQK shareholders (the "Selling Shareholders") and (ii) ART's receipt of 673,976 shares newly issued by the Trust (which, together with shares currently outstanding, constitutes "EQK Shares"), the combined effect of which will give ART an approximate 49% interest in EQK. The Selling Shareholders will receive for each EQK Share sold 0.030 of an ART Preferred Share with a corresponding liquidation value of $0.30 per EQK Share sold. The remaining shareholders will be entitled to retain their Shares at the time of the Merger, but will be compensated for the dilution in their percentage ownership interest through the receipt of 0.014 of an ART Preferred Share with a corresponding liquidation value of $0.14 per EQK Share held. In addition, ART currently intends (but is not legally obligated) to acquire the remaining EQK Shares from such other shareholders at some time after the third anniversary of the consummation of the Merger for not less than 0.0486 of an ART Preferred Share with a liquidation value of $0.486 for each EQK Share tendered.

     According to the terms of the Revised Merger Agreement, upon completion of the sale of the Mall and receipt of shareholder approval, the Merger would be completed. Immediately prior to the closing of the Merger, ART will convey one of its properties to the Trust. The total consideration paid by the Trust to ART for this property will be a $1,250,000 non-recourse five-year promissory note. The Trust will also assume approximately $1,500,000 of existing debt.

     ART has agreed to permit the Trust to continue to solicit, or respond to, offers from third parties for the Trust. In the event the Trust accepts an offer from a party other than ART and elects not to proceed with the

Merger, the Trust generally will be obligated to pay ART a break-up fee of $200,000 plus its share of transaction expenses (collectively, the "Break-Up Consideration").

     Because the Merger was not completed by December 15, 1998, the Revised Merger Agreement is currently terminable by either ART or the Trust. The Revised Merger Agreement also may be terminated by the Trust if: (i) the Trust secures a more favorable offer from another party subject to the payment of the Break-Up Consideration; or (ii) the Revised Merger Agreement in any way impairs or delays the sale of the Mall, or is likely to result in a material reduction in proceeds.

     Proceeds from the sale of the Mall and, if applicable, the completion of the Merger, will be distributed to the shareholders of the Trust in one or more payments once the Trust's liabilities have been settled (including retirements of its Mortgage Note and Term Loan) and related transaction costs have been paid.

     The Merger is contingent upon, among other things, ART's registration statement relating to the ART Preferred Shares to be issued pursuant to the Revised Merger Agreement being declared effective by the Securities Exchange Commission, and the affirmative vote of the holders of 75% of the outstanding Shares.

     The Trust, its trustees, and its Advisor have been named as defendants in a purported class action complaint filed in Massachusetts State court, which seeks to enjoin the Merger. The complaint also seeks other relief including unspecified damages. Management of the Trust is pursuing its legal defenses and believes that the disposition of this matter will not have a material adverse effect on the financial position of the Trust. (See Item 3, Legal Proceedings.)

Harrisburg East Mall Disposition Plan

     Management commenced marketing and sales activities relating to the Mall during the second quarter of 1998, which included the retention of an outside broker. Since the commencement of sales activities, changing conditions in the capital markets have had an adverse effect on the market for real estate, and especially on the market for regional shopping malls. This unfavorable environment has been characterized by a reduction in available sources of financing for real estate transactions and by reduced purchasing interest on the part of many traditional buyers, including many of the public real estate investment trusts.

     On March 5, 1999, the Trust announced that it has entered into a non-binding letter of intent to sell the Mall to a private real estate group for $51 million. The sale is anticipated to close during the second quarter of 1999.

     Closing is subject to a number of conditions, including the satisfactory completion of due diligence, the purchaser's obtaining financing and the execution of a definitive purchase and sale agreement. Accordingly, there is no assurance that a sale will be completed at the current price or at all. If the sale is completed at this price, a distribution to shareholders of approximately $0.37 per share is expected to be made. The distribution may be made in two or more disbursements, and the actual distribution may be a materially different amount. The amount may be decreased by, among other factors, a decrease in the sale price of the Mall or an increase in transaction costs or other liabilities beyond those currently estimated. The amount may be increased by, among other factors, a favorable settlement of transaction costs and other liabilities payable by the Trust. In the event the ART Merger is completed as described above, the related Merger consideration will be in addition to the actual distribution resulting from the Mall's disposition.

     The letter of intent provides that the Trust may not solicit, negotiate or execute other offers for the sale of the Mall prior to May 15, 1999, unless the prospective purchaser terminates negotiations under the letter of intent prior to that date.

     The Trust understands that two of its former officers are affiliated with a company that has entered into a relationship with the prospective buyer in connection with this transaction.

Mortgage Debt Extensions

     The Trust's debt structure is comprised of a Mortgage Note and a Term Loan with outstanding principal balances of $43,794,000 and $1,585,000, respectively at December 31, 1998. As described below, the

Mortgage Note Lender and the Term Loan Lender have granted the Trust relief through June 15, 1999 from the debt instruments' initial maturity date of December 15, 1995 through a series of extensions and forbearance arrangements.

     The Mortgage Note and Term Loan facilities originated on December 15, 1992, and provided for an initial maturity date of December 15, 1995. The Trust's Mortgage Note Lender and Term Loan Lender have agreed to extend the maturity date of these loans twice; first, for a period of one year through December 15, 1996, and second, for a period of 18 months through June 15, 1998. The Mortgage Note remains collateralized by a first mortgage lien on the Mall, an assignment of leases and rents, and certain cash balances. The Term Loan is collateralized by a subordinate lien on the Mall.

     Following the June 15, 1998 scheduled maturity date, the Mortgage Note Lender granted two six-month forbearance arrangements (through December 15, 1998 and then through June 15, 1999) wherein it agreed not to exercise remedies for non-payment of the outstanding principal balance. The Term Loan Lender also has granted two six-month extensions of its maturity dates so as to coincide with such forbearance periods. The forbearance and extension arrangements are conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements.

     The Trust's expiration date of its forbearance and extension arrangements is June 15, 1999. The Trust has entered into a non-binding letter of intent to sell the Mall for approximately $51 million, although there is no assurance that the sale of the Mall will be completed. The Management of the Trust believes that the proceeds from the sale of the Mall will be sufficient to allow the Trust to repay the Mortgage Note and Term Loan, although there can be no assurance a sale will be completed by June 15, 1999. In the event the sale of the Mall is not completed by June 15, 1999, Management will propose to its lenders that further forbearance and extensions be granted. However, no assurances can be given that the Lenders will grant such relief.

     The Mortgage Note was amended effective December 16, 1996 to provide for monthly payments of interest only accruing at the rate of 8.88% per annum ($324,000 per month). This interest rate reflects an increase from the 8.54% interest rate in effect during the initial extension period (December 16, 1995 to December 15, 1996).

     The Term Loan reflects the same pay rate of 8.88%, effective December 16, 1996, that is applicable to the Mortgage Note, but accrues interest at a rate that re-sets periodically. The accrual rate is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect as of March 15, 1999 was 7.69%. The difference between the accrual rate and the pay rate is reflected in the principal balance of the Term Loan as of December 31, 1998.

     In consideration for the extension of the maturity date of the Mortgage Note through June 15, 1998, the Trust paid an up-front application fee of $165,000 and agreed to pay a back-end fee of $272,900, plus interest thereon at the contract rate of 8.88% at maturity. On June 15, 1998, the Trust paid the back-end fee plus interest in the aggregate amount of $309,200 to the Mortgage Note Lender. In consideration for the extension of the maturity date of the Term Loan, the Trust paid an extension fee of $23,800 in 1997 and paid additional loan fees of $88,100 to the Term Loan Lender on June 15, 1998.

     In consideration for the extension of the forbearance agreement relating to the Mortgage Note through June 15, 1999, the Trust paid an extension fee of $25,000. In consideration for the extension of the maturity date of the Term Loan through June 15, 1999 the Trust agreed to pay an extension fee of $8,000.

     One of the conditions of the Mortgage Note was the establishment of a capital reserve account, which is maintained by a third-party escrow agent and from which expenditures must be approved by the Mortgage Note Lender. The cash balance of the Trust's capital reserve account at December 31, 1998 was $1,425,000. The Trust believes the current cash balance in this account, coupled with additional cash flows projected to be generated from operations, will be sufficient to fund the Mall's capital expenditure requirements discussed below.

Liquidity

General

     The Trust's Mortgage Note Lender and Term Loan Lender have granted the Trust relief through June 15, 1999 from the debt instruments' initial maturity date of December 15, 1995 as discussed in Item 7 -- "Mortgage Debt Extensions".

     During 1998, the Trust generated cash flows from operating activities of $1,597,000, an increase of $1,365,000 from the prior year's operating cash flows of $232,000. This increase is attributable to the timely receipt of real estate tax ($385,000) and utility income ($288,000) recoveries for 1998. In addition, the Trust received certain reimbursements from ART in accordance with the Revised Merger Agreement ($367,000) and lease termination fees from a tenant ($200,000) in 1998.

     During 1997, the Trust generated cash flows from operating activities of $232,000, a decrease of $1,150,000 from the prior year's operating cash flow of $1,382,000. Operating cash flow comparisons were impacted by two 1996 non-recurring events which essentially offset one another, the refund of previously paid real estate taxes at Peachtree Dunwoody Pavilion ($268,000) and the repayment of a $300,000 loan to the Advisor in 1996. The decrease in operating cash flows from 1996 was primarily attributable to a decrease in the Mall's cash flows from operations due to the receipt of lease cancellation income ($451,000) in 1996. Also contributing to the decrease is an increase in accounts receivable from certain anchor tenants of $390,000 due to the timing of collection of the 1997-1998 tax reimbursements. Additionally, interest payments in 1997 increased by $136,000 from 1996. The increase in interest is a result of an increase in the Mortgage Note interest rate to 8.88% from 8.54% effective with the December 15, 1996 Mortgage Note extension agreement.

     Cash flows used in investing activities during 1998 were $652,000. The 1998 results reflect the payment of build out costs for certain tenants ($435,000), costs associated with roof replacement ($148,000) and parking lot resurfacing ($69,000).

     Cash flows used in investing activities during 1997 were $546,000. The 1997 results reflect the costs associated with a parking lot repavement project and the payment of build out allowances to tenants at the Mall. Cash flows used in investing activities during 1996 ($195,000) were primarily for the payment of tenant allowances.

     Cash flows used in financing activities during 1998 amounted to $407,000, which represented payments made for loan fees to the Mortgage Note Lender ($298,000) and the Term Loan Lender ($104,000), and principal payments on the Term Loan ($5,000). Cash flows used in financing activities during 1997 ($24,000) were for payments of loan fees to the Term Loan Lender. Payments made on the Mortgage Note for 1998 and 1997 were limited to interest payments, pursuant to the mortgage debt extension effective December 15, 1996.

     Cash flows used in financing activities during 1996 ($498,000) were comprised of scheduled principal payments on the Trust's debt ($333,000) and payments of loan fees ($165,000) to the Term Loan Lender.

     The Trust will make certain capital expenditures to maintain or enhance the value of the Mall, including tenant allowances associated with leasing activity. The Trust anticipates making capital expenditures in 1999 of $1,690,000, which include budgeted tenant allowances of $1,337,000. Certain of these expenditures are discretionary in nature and, therefore, may be deferred into future periods.

     In addition to capital expenditure requirements described above, liquidity requirements for 1999 will also include principal and interest payments of $2,015,000 through June 15, 1999 pursuant to existing loan extension and forbearance agreements. These loan agreements are scheduled to be repaid on June 15, 1999, at which time the outstanding principal balance of approximately $45,374,000 on the loans will be due.

     The Trust's cash management agreement stipulates that all rental payments from tenants are to be made directly to a third party escrow agent that also funds monthly operating expenses in accordance with a budget approved by the Mortgage Note Lender. The Trust believes that its cash flow for 1999 will be sufficient to fund its various operating requirements, including budgeted capital expenditures and monthly principal and interest payments, although its discretion with respect to cash flow management will be limited by the terms of the cash management agreement. The Trust believes that its current cash reserves, coupled with additional cash flow projected to be generated from operations, will permit the Trust to meet its operating, capital and monthly debt service requirements.

     The Trust intends to sell the Mall and, therefore, has classified its real estate as held for sale at December 31, 1998. Accordingly, the investment in real estate, including deferred leasing costs, is recorded at the lower of cost or estimated fair market value, less estimated costs to sell. The Trust has not written up the cost basis of its investment in the Mall to its substantially higher fair value. Therefore, the Trust does not believe that its deficit in shareholders' equity of $4,832,000 at December 31, 1998 is indicative of its current liquidity or the net distribution that its shareholders would receive upon liquidation.

Year 2000

     The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue ("Y2K"). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     Y2K exposures of the Trust and the Mall are currently being assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Trust has begun to communicate with its third party service vendors such as Lend Lease and LaSalle Partners Incorporated in an effort to assess their Y2K compliance status and the adequacy of their Y2K efforts.

     The Mall is being assessed in an effort to identify Y2K issues. Any required remediation strategy will depend on the outcome of the assessment and therefore will not be developed until the assessment is complete. The Trust anticipates the majority of critical property assessments to be completed and remediation efforts to be underway by the end of the second quarter of 1999.

     Neither the Trust nor the Mall has incurred any material costs to date relating to Y2K; therefore, no costs were accrued at December 31, 1998. The total assessment cost is expected to total approximately $16,000. Remediation costs cannot be reasonably estimated until the assessment is complete and a remediation strategy is determined.

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

RESULTS OF OPERATIONS

     For the year ended December 31, 1998, the Trust reported net income of $150,000 ($.02 per share) compared to net losses of $1,961,000 ($.21 per share) and $1,488,000 ($.16 per share) for the years ended December 31, 1997 and 1996, respectively.

     The Trust's revenues for 1998 were $6,191,000, which represents a $33,000 increase from the 1997 amount of $6,158,000. Percentage rents increased by $150,000 as a result of increased sales by percentage-rent-paying tenants at the Mall for 1998. In addition, in 1998 the Trust recognized a non-recurring lease cancellation fee of approximately $200,000. These increases in income are substantially offset by a decrease in income in 1998 due to a non-recurring adjustment made in 1997 to record the recovery of income from one of the Mall's anchor stores. This offset also includes other decreases in income, none of which are individually significant.

     The Trust's revenues for 1997 were $6,158,000, which represented a $16,000 decrease from the 1996 amount of $6,174,000. Rental revenues in 1997 increased by approximately $379,000 over 1996. A portion of this increase, $103,000, was a result of increased rent payments from certain tenants whose payment obligations had been reduced in prior years pursuant to the exercise of co-tenancy provisions in their lease agreements and short-term rent relief agreements associated with anchor store vacancies. With the opening of Lord & Taylor on March 10, 1997, such provisions and agreements expired and these tenants reverted to paying fixed minimum rent. The remaining increase in rental revenues from 1996 ($276,000) is attributable to a non-cash adjustment to straight-line rents made in 1996. The increases in 1997 rental revenues, however, were offset by the non-recurrence of lease termination fees and other miscellaneous income recorded in 1996.

     Operating expenses (net of reimbursements from tenants) for 1998 were $769,000, which represents a decrease of $314,000 from the 1997 amount of $1,083,000. This decrease is primarily due to an increase in common area maintenance expense recoveries ($130,000) due to a higher reimbursement ratio for 1998. The higher reimbursement ratio is attributable to a higher average occupancy ratio at the Mall as compared to the prior year. This variance is also due to a decrease in bad debt expense over the prior year due to several tenant bankruptcies that occurred in 1997. Also contributing to this variance is the sum of other operating expense variances, none of which is individually significant.

     Operating expenses (net of reimbursements from tenants) for 1997 were $1,083,000, which represented an increase of $196,000 from the 1996 amount of $887,000. This increase is primarily due to a decrease in common area maintenance expense recoveries of $84,000 due to lower average occupancy levels in 1997. Also, bad debt expenses increased by $82,900 from 1996 due to tenant bankruptcies.

     Depreciation and amortization expense for 1998 ($588,000) was significantly lower than the expense for 1997 ($2,181,000) due to the cessation of depreciation and amortization expense relating to the real estate investment and deferred leasing costs effective April 1, 1998.

     Other income of $268,000 was recorded in 1996 relating to refunds of previously paid real estate taxes for Peachtree Dunwoody Pavilion and Castleton. No such similar events occurred during 1998 and 1997.

     Interest expense for 1998, 1997 and 1996 was $4,219,000, $4,397,000 and
$4,075,000, respectively. Interest expense decreased in 1998 compared to 1997 due to lower amortization of deferred financing costs in 1998 since the majority of these costs were fully amortized by June 1998. A full year of amortization was recognized during 1997. The increase in interest expense in 1997 as compared to 1996 is due to an increase in the Mortgage Note interest rate to 8.88% from 8.54% effective with the December 15, 1996 Mortgage Note extension agreement.

     Other expenses-net consists of portfolio management fees, other costs related to the operation of the Trust, and interest income earned on cash balances. Other expenses in 1998 were not materially different from 1997. Other expenses decreased $298,000 in 1997 from 1996 amounts. This decrease is primarily attributable to the recognition of imputed interest on deferred advisory fees in 1996 of $302,000.

     As discussed in the liquidity section above, the Trust believes that its existing cash reserves and its anticipated cash flow generated from operations will be sufficient to meet its capital and monthly debt service requirements. This belief is predicated upon the Trust completing the sale of the Mall and repaying its Mortgage Note and Term Loan prior to their June 15, 1999 maturity dates, or in the event such sale is not completed by June 15, 1999, securing further relief from its lenders. Losses incurred in prior years are primarily a result of the effects of non-cash accounting (principally depreciation and amortization). With the cessation of depreciation and amortization expense as a result of the Trust's investment in real estate being reclassified as "held for sale" in May 1998, the Trust believes it will generate some level of net income in future periods. There is no assurance that future results will not be materially affected (positively or negatively) by, among other factors, changes in mall occupancy and rental rates, significant deviations in operating expenses, changes in interest rates and transaction costs incurred in connection with sale and financing transactions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     A 10% change in the fixed and variable interest rate would not have a material effect on the Trust's financial statements due to the related terms of its debt instruments.

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

     Biographic information with respect to Samuel F. Hatcher is set forth in
Item 4a -- Executive Officers of the Registrant.

     Sylvan M. Cohen, age 84, has been a Trustee since 1988. Mr. Cohen has been Chairman and Trustee of Pennsylvania Real Estate Investment Trust, a New York Stock Exchange-listed real estate investment trust, since 1994, and also served as Chief Executive Officer from 1994 to October 1997. He was President and Trustee since its inception in 1960. Mr. Cohen has been Of Counsel to the law firm Drinker Biddle & Reath since 1995. For more than five years prior thereto, Mr. Cohen was a partner in the Philadelphia law firm of Cohen, Shapiro, Polisher, Shiekman and Cohen. Mr. Cohen is formerly a director of Fidelity Bank, Philadelphia, Pennsylvania, and is currently a director of Orleans Homebuilder, Inc. (formerly the FPA Corporation), an American Stock Exchange-listed real estate development company, and was a managing trustee of Arbor Property Trust, a New York Stock Exchange-listed real estate investment trust and successor in interest to EQK Green Acres, L.P, until it was acquired in December 1997. He formerly served as President of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

     Alton G. Marshall, age 77, has been a Trustee since the Trust's inception in 1985. Mr. Marshall has been President of Alton G. Marshall Associates, Inc. a New York City real estate investment firm since 1971. He was formerly a Senior Fellow of the Nelson A. Rockefeller Institute of Government in Albany, New York. He was also Chairman of the Board and Chief Executive Officer of The Lincoln Savings Bank, FSB from March 1984 through December 1990. From 1971 to 1981, he was President of the Rockefeller Center, Inc., a real estate, manufacturing and entertainment company. Mr. Marshall is currently a director of the New York State Electric & Gas Corp. He previously served as a director of the Hudson River Trust and as a managing trustee of Arbor Property Trust, until it was acquired in December 1997. He was an independent partner of Equitable Capital and Equitable Capital Retirement Fund.

     George R. Peacock, age 75, has been a Trustee since 1988. Mr. Peacock has been sole-owner and President of Carluke, Inc., a real estate investment consulting firm, since 1988. Mr. Peacock had retired from Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), a wholly-owned subsidiary of The Equitable Life Assurance Society of the United States ("Equitable") in August 1988 after serving as Chairman and Chief Executive Officer. Mr. Peacock is a past member of Equitable's Investment Policy Committee. Prior to his retirement, he was also a Senior Vice President of Equitable for approximately twelve years. He is also a former director of Equitable Real Estate and was a managing trustee of Arbor Property Trust until it was acquired in December 1997.

     Phillip E. Stephens, age 51, has been a Trustee since 1990. Mr. Stephens is the President and the Chief Executive Officer of Stephens Property Group, LLC a developer of shopping centers in the Southeastern United States. Mr. Stephens was Chairman and Chief Executive Officer of Compass Retail, Inc., a subsidiary of Equitable Real Estate, from February 1996 to June 1997 and was President and Chief Executive Officer from January 1992 to January 1996. Mr. Stephens was Executive Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He also served as President of Equitable Realty Portfolio Management, Inc. ("ERPM"), the Trust's Advisor and a wholly-owned subsidiary of ERE Yarmouth, Inc. (formerly Equitable Real Estate), from December 1989 to June 1997. Prior to that date and since October 1987, he was President of EQK Partners, the predecessor in interest to ERPM. Prior to that date and since its inception in September 1983, he was Senior Vice President and subsequently President of EQK Partners. He was also a managing trustee of Arbor Property Trust until it was acquired in December 1997.

     Robert C. Robb, Jr., age 53, has been a Trustee since 1991. Mr. Robb has been President of and partner in the management and financial consulting firm of Lewis, Eckert, Robb & Company since 1981. Mr. Robb is currently a director of Provident Institutional Funds and Brynwood Partners, a Trustee of the Medical College of Pennsylvania, Hahnemann University, and is a former director of Brinks, Inc. of Darien, Connecticut and PNC Bank, N.A., Pittsburgh, Pennsylvania.

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Trust's officers and directors and persons who own more than ten percent of a registered class of the Trust's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports.

     Based on the Trust's review of the copies of these reports received by it, and written representations received from Reporting Persons, the Trust believes that all filings required to be made by the Reporting Persons with respect to transactions from January 1, 1998 through December 31, 1998 were made on a timely basis.

     During 1998, there were eleven meetings of the Trustees.

     Other than the audit committee, the Trust has no standing nominating, compensation or other committees.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Trust currently pays each unaffiliated Trustee a fee of $10,000 per year for serving as a Trustee and $1,000 for each day spent by a Trustee on the Trust's business, including meetings of the Trustees (including conference call meetings) and of any committee of Trustees which such Trustee attends. Mr. Hatcher is affiliated with the Trust's Advisor, and therefore is not eligible to receive payment from the Trust for the services described above. In addition, the Trust currently reimburses each of the Trustees (both affiliated and unaffiliated) for travel and other expenses incurred in connection with their duties as Trustee of the Trust. No salaries are paid to the officers of the Trust for acting in such capacity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows the beneficial shareholdings as of December 31, 1998 of all persons known by the Trust to be beneficial owners of more than 5% of its outstanding Shares (based upon filings made by such persons pursuant to Section 13(d) of the Exchange Act), of all Trustees and nominees individually and of all Trustees and officers as a group.

                                                                                    PERCENTAGE OF
                                                                       NUMBER OF     OUTSTANDING
NAME                                       ADDRESS                      SHARES         SHARES
----                                       -------                     ---------    -------------
Lend Lease Portfolio Management, Inc.      3424 Peachtree Road, NE     1,685,556        17.5%
                                           Suite 800
                                           Atlanta, GA 30326

Sutter Opportunity Fund, LLC               595 Market Street             919,400         9.5%
                                           Suite 2100
                                           San Francisco, CA 94105

Summit Venture, L.P.                       717 Morten Avenue             916,900         9.4%
                                           Suite 220
                                           Phoenix, AZ 85020

E.I. duPont de Nemours                     Wilmington Trust Co.          906,600         9.4%
  Co., Inc. Trust Fund                     1100 North Market Street
                                           Wilmington, DE 19890

Maurice A. Halperin                        2500 North Military Trail     847,100         8.8%
                                           Suite 225
                                           Boca Raton, FL 33431

Sylvan M. Cohen                            Drinker Biddle & Reath             --         (2)
                                           Philadelphia National Bldg
                                           1345 Chestnut Street
                                           Philadelphia, PA 19107

Alton G. Marshall                          136 East 79th Street               --         (2)
                                           New York, NY 10021

George R. Peacock                          Monarch Plaza                   1,728(1)      (2)
                                           3414 Peachtree Road, NE
                                           Suite 416
                                           Atlanta, GA 30326

Robert C. Robb                             Lewis, Eckert, Robb and         2,000         (2)
                                           Co.
                                           One Plymouth Meeting
                                           Suite 425
                                           Plymouth Meeting, PA 19462

Phillip E. Stephens                        Seven Piedmont Center           2,055         (2)
                                           Suite 500
                                           Atlanta, GA 30305

Samuel F. Hatcher                          3424 Peachtree Road, NE            --         (2)
                                           Suite 800
                                           Atlanta, GA 30326

All Trustees and Executive Officers as a                                   5,783         (2)
  Group (8 persons)

---------------

(1) These Shares are owned by Mr. Peacock's wife and son and Mr. Peacock disclaims beneficial ownership of these Shares.
(2) The number of Shares represents less than 1% of the outstanding Shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Lend Lease Portfolio Management, Inc., (formerly ERE Yarmouth Portfolio Management, Inc.), a wholly-owned subsidiary of Lend Lease Real Estate Investments, Inc. (formerly ERE Yarmouth, Inc.), serves as the "Advisor" to the Trust. For the year ended December 31, 1998, the Advisor earned portfolio management fees in the amount of $232,000, of which $150,000 was paid currently as described below.

     Effective January 1, 1990, the Advisor agreed to reduce the rate of its annual portfolio management fees as an accommodation to the Trust's efforts to reduce its costs of operations. The basis of the fee calculation was changed from .85% to .425% of the sum of (i) the average daily per share closing price of the Trust's Shares, multiplied by the average number of Shares outstanding on each day and (ii) the average daily outstanding balance of the Trust's long-term indebtedness. Given that the Shares of the Trust are no longer traded on a market with readily available market values, the Trustees have agreed on a stipulated rate of $0.75 per Share to be used for purposes of calculating the portfolio management fee for the period of May 4, 1998 through December 31, 1998. In addition, certain provisions which subordinated the payment of the fee to a specified dividend distribution were eliminated. The Advisor also agreed to forgive one-half of the total of $5.4 million of deferred annual portfolio management fees owed by the Trust to the Advisor for the years 1985 through 1989. The remaining deferred fees of $2.7 million will be paid upon the disposition of the Trust's remaining property, the Mall.

     Pursuant to the Mortgage Loan Modification Agreement executed in December 1995, which extended the maturity date of the Trust's mortgage indebtedness by one year to December 15, 1996, and continuing with subsequent extension and forbearance arrangements as described in "Item 1 -- Business", the Advisor agreed to a partial deferral of its fees. The computation of the fee will remain unchanged as described above; however, fees in excess of $37,500 per quarter will be deferred and paid to the Advisor upon the repayment of such mortgage indebtedness, either through a refinancing or from an application of proceeds from the sale of the Mall. As of December 31, 1998, the balance of deferred advisory fees owed to the Advisor was $299,000. In connection with the December 15, 1996 extension of debt, the Advisor earned a refinancing fee of $50,000, which is to be paid upon the retirement of debt. Total deferred advisor and refinancing fees owed to the Advisor at December 31, 1998 were $349,000.

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

     Pursuant to its property management agreement for the Mall, ERE Yarmouth Retail, Inc. earned approximately $228,000 in property management fees for the nine months ended September 30, 1998. On September 30, 1998, ERE Yarmouth Retail, Inc. was sold to LaSalle Partners Incorporated ("LaSalle"), which is not affiliated with the Trust or the Advisor. An affiliate of LaSalle continues to manage the Mall.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

    1. Financial Statements
         Balance Sheets at December 31, 1998 and 1997 Statements of Operations for
         the years ended December 31, 1998, 1997 and 1996
         Statements of Shareholders' Deficit for the years ended December 31,
         1998, 1997 and 1996
         Statements of Cash Flows for the years ended December 31, 1998, 1997 and
         1996
         Notes to financial statements
    2. Financial Statement Schedule
               Schedule III:  Real Estate and Accumulated Depreciation
         Independent Auditors' Report
         All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements, or the related notes thereto.
    3. Exhibits
         (2)   None.
         (3)   (a)    Form of Amended and Restated Declaration of Trust, as
                      amended(2)
               (b)    Trustees' Regulations, as amended(2)
         (4)   Form of certificate for Shares of Beneficial Interest(1)
         (9)   None.
         (10)  (a)    Form of Advisory Agreement between the Registrant and EQK
                      Partners(1)
               (e)    Property management agreement between Salomon Brothers
                      Peachtree Properties Inc. and Equitable Real Estate
                      Investment Management, Inc. with respect to
                      Peachtree-Dunwoody Pavilion(1)
               (f)    Form of property management agreement between the Registrant and Castleway Management Corp. with respect to Castleton
                      Commercial Park(1)
               (k)    Mortgage encumbering Harrisburg East Mall in favor of
                      Continental Assurance Company and related documents(1)
               (m)    Mortgage encumbering Harrisburg East Mall in favor of The
                      Philadelphia Savings Fund Society and related documents(1)
               (n)    Amended and Restated Zero Coupon Mortgage Note due December
                      1992 in the principal amount of $45,000,000(1)
               (o)    Mortgage encumbering Harrisburg East Mall in favor of
                      Salomon Brothers Realty Corp.(2)
               (p)    Mortgages encumbering Peachtree-Dunwoody Pavilion in favor of Salomon Brothers Realty Corp.(2)
               (q)    Mortgages encumbering Castleton Commercial Park in favor of
                      Salomon Brothers Realty Corp.(2)
               (r)    Zero Coupon Mortgage Note due December 1992 in the principal amount of $5,000,000(3)
               (s)    Form of Amendments dated February 4, 1988 to Exhibits 10(o),
                      10(p) and 10(q)(3)
               (t)    Form of Mortgages securing 10(r)(3)
               (u)    First Amendment to Advisory Agreement dated as of December
                      31, 1989(4)
               (v)    Form of property management agreement between Registrant and
                      Compass Retail, a division of Equitable Real Estate
                      Investment Management, Inc.(5)

               (w)    Agreement of sale dated June 25, 1991 between McCready and
                      Keene, Inc. and the Registrant(6)
               (x)    Agreement for release of collateral between The Prudential
                      Insurance Company of America and the Registrant dated August
                      30, 1991(6)
               (y)    Agreement of sale dated September 23, 1991 between the
                      Wesleyan Church Corporation and the Registrant(6)
               (z)    Agreement of sale dated June 24, 1992 between Computer
                      Generation Incorporated and the Registrant(7)
               (aa)   Purchase and Sale Agreement dated October 21, 1992 between
                      Minneapolis Investment Associates L.P. and the Registrant(7)
               (bb)   Second Amended and Restated Note dated as of December 16,
                      1992 from the Registrant to The Prudential Insurance Company of America(7)
               (cc)   Cash Management and Security Agreement dated as of December
                      15, 1992, among the Registrant, The Prudential Insurance
                      Company of America and First Union National Bank of
                      Georgia(7)
               (dd)   Amended and Restated Deed to Secure Debt and Security
                      Agreement (Peachtree) dated as of December 16, 1992 by
                      Successor Trustees of the Registrant as Debtor in favor of The Prudential Insurance Company of America as Secured
                      Party(7)
               (ee)   Amended and Restated Open-End Mortgage and Security
                      Agreement (Harrisburg) dated as of December 15, 1992 by
                      Successor Trustees of the Registrant as Debtor in favor of The Prudential Insurance Company of America as Secured
                      Party(7)
               (ff)   Amended and Restated Mortgage and Security Agreement
                      (Castleton) dated as of December 15, 1992 by the Registrant as Debtor in favor of The Prudential Insurance Company of America as Secured Party(7)
               (gg)   Absolute Assignment of Leases and Rents and Rental
                      Collection Agreement (Peachtree) dated as of December 16,
                      1992 among Successor Trustees of the Registrant as Assignor,
                      The Prudential Insurance Company of America as Assignee and
                      First Union National Bank of Georgia as Rental Collection
                      Agent(7)
               (hh)   Absolute Assignment of Leases and Rents and Rental
                      Collection Agreement (Harrisburg) dated as of December 16,
                      1992 among Successor Trustees of the Registrant as Assignor,
                      The Prudential Insurance Company of America as Assignee and
                      First Union National Bank of Georgia as Rental Collection
                      Agent(7)
               (ii)   Absolute Assignment of Leases and Rents and Rental
                      Collection Agreement (Castleton) dated as of December 15,
                      1992 among the Registrant as Assignor, The Prudential
                      Insurance Company of America as Assignee and First Union
                      National Bank of Georgia as Rental Collection Agent(7)
               (jj)   Warrant Agreement dated as of December 18, 1992 between the
                      Registrant and The Prudential Insurance Company of
                      America(7)
               (kk) Subordination and Intercreditor Agreement dated as of December 16, 1992 among Provident National Bank, The
                      Prudential Insurance Company of America and the
                      Registrant(7)
               (ll)   Second Amended and Restated Loan Agreement dated as of
                      December 16, 1992 from the Registrant to Provident National
                      Bank(7)
               (mm) Amended and Restated Note dated as of December 16, 1992 from the Registrant to Provident National Bank(7)
               (nn)   Mortgage and Security Agreement (Castleton) dated as of
                      December 16, 1992 between the Registrant and Provident
                      National Bank(7)
               (oo) Deed to Secure Debt and Security Agreement (Peachtree) dated as of December 16, 1992 between the Registrant and Provident
                      National Bank(7)

                      (pp)       Open-End Mortgage and Security Agreement (Harrisburg) dated as of December 16, 1992 between the Registrant and Provident National Bank(7)
                      (qq)       Assignment of Lessor's Interest in Leases (Castleton) dated as of December 16, 1992 between the Registrant and Provident National Bank(7)
                      (rr)       Assignment of Lessor's Interest in Leases (Peachtree) dated as of December 16, 1992 between the Registrant and Provident National Bank(7)
                      (ss)       Assignment of Lessor's Interest in Leases (Harrisburg) dated as of December 16,
                                 1992 between the Registrant and Provident National Bank(7)
                      (tt)       Assignment of Cash Collateral Account and Security Agreement dated as of December
                                 16, 1992 between the Registrant and Provident National Bank(7)
                      (uu)       Purchase and Sale Agreement dated July 6, 1993 between Lawrence E. Cooper and the
                                 Registrant(8)
                      (vv)       Amendment dated October 1, 1993 to Exhibit 10(cc)(8)
                      (ww)       Amendment dated December 3, 1993 to Exhibits 10(ll) and 10(mm)(8)
                      (xx)       Purchase Agreement for Real Property and Escrow Instructions(9)
                      (yy)       Note, Mortgage, and Modification agreement dated December 15, 1995 between the
                                 Registrant and The Prudential(10) Insurance Company of America
                      (zz)       Mutual Estoppel and Modification Agreement dated December 15, 1995 between the
                                 Registrant and The Prudential Insurance Company of America(10)
                      (aaa)      Amended Mutual Estoppel and Modification Agreement dated December 15, 1995 between the Registrant, PNC Bank, National Association, and The Prudential Insurance
                                 Company of America(10)
                      (bbb)      Extension and Partial Paydown of loan from PNC Bank National Association, dated
                                 December 15, 1995 to EQK Investors I(10)
                      (ccc)      Second Amendment to Second Amended and Restated Loan Agreement from PNC Bank
                                 National Association dated December 15, 1996(11)
                      (ddd)      Third Amended and Restated Note from PNC Bank National Association dated December
                                 15, 1996(11)
                      (eee)      First Amended Note, Mortgage and Note Modification Agreement from the Prudential
                                 Insurance Company of America dated December 15, 1996(11)
                      (fff)      Mutual Estoppel and Modification Agreement dated December 15, 1996 between the
                                 Registrant and the Prudential Insurance Company of America and PNC Bank National
                                 Association(11)
                      (ggg)      Agreement and Plan of Merger dated December 23, 1997 by and among the Registrant,
                                 American Realty Trust Inc., ART Newco, LLC, Basic Capital Management, Inc.,
                                 Equitable Realty Portfolio Management Inc., and Compass Retail, Inc.(12)
                      (hhh)      Cost Sharing Agreement dated July 9, 1997 between the Registrant and American
                                 Realty Trust(12)
                      (iii)      Agreement between EQK Realty Investors I and Prudential Insurance Company of
                                 America dated April 9, 1998(13)
                      (jjj)      Amended and Restated Agreement and Plan of Merger dated August 25, 1998 by and among the Registrant, American Realty Trust, Inc., ART Newco, LLC, Basic Capital
                                 Management, Inc., EQK Realty Investors I, and Lend Lease Portfolio Management,
                                 Inc.(13)
                      (kkk)      Agreement between EQK Realty Investors I and Prudential Insurance Company of
                                 America dated April 8, 1998
                      (lll)      Third Amendment to Second Amended and Restated Loan Agreement from PNC Bank
                                 National Association dated June 15, 1998
                      (mmm)      Fourth Amended and Restated Note from PNC Bank Association dated June 15, 1998

               (nnn)  Mutual Estoppel and Modification Agreement dated June 15,
                      1998 between the Registrant and the Prudential Insurance
                      Company of America and PNC Bank National Association
               (ooo)  Disclosure for Confession of Judgment from PNC Bank National
                      Association dated June 15, 1998
               (ppp)  Agreement between EQK Realty Investors I and Prudential
                      Insurance Company of America dated November 30, 1998
               (qqq)  Fourth Amendment to Second Amended and Restated Loan
                      Agreement from PNC Bank National Association dated December
                      15, 1998
               (rrr) Fifth Amended and Restated Note from PNC Bank Association dated December 15, 1998
               (sss)  Mutual Estoppel and Modification Agreement dated December
                      15, 1998 between the Registrant and the Prudential Insurance
                      Company of America and PNC Bank National Association
               (ttt)  Disclosure for Confession of Judgment from PNC Bank National
                      Association dated December 15, 1998
         (11)  See Note 2 to the Financial Statements.
         (12)  Inapplicable.
         (13)  Inapplicable.
         (16)  None.
         (18)  None.
         (21)  None.
         (22)  None.
         (23)  None.
         (24)  None.
         (27)  Included in EDGAR transmission only.
         (28)  None.

(b) Reports on Form 8-K

     None

(c) See paragraph (a) 3. above

(d) See paragraph (a) 2. above
---------------

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

(11) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for fiscal year ended December 31, 1996.
(12) Incorporated herein by reference to exhibit filed with Registration Statement on January 6, 1998 on Form S-4 filed by American Realty Trust, Inc. (Registration Statement Number 333-43777).
(13) Incorporated herein by reference to exhibit filed with Registration Statement on September 3, 1998 on Amendment #2 to Form S-4 filed by American Realty Trust, Inc. (Registration Statement Number 333-43777).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1999.

                                          EQK Realty Investors I

                                          By:     /s/ SAMUEL F. HATCHER
                                            ------------------------------------
                                                    Samuel F. Hatcher
                                              President (Principal Executive
                                                   Officer) and Trustee

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 26, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

                     SIGNATURES                                             TITLE
                     ----------                                             -----

                /s/ SAMUEL F. HATCHER                   President (Principal Executive Officer) and
-----------------------------------------------------     Trustee
                  Samuel F. Hatcher

                    /s/ DON HENRY                       Vice President (Principal Financial Officer)
-----------------------------------------------------     and Controller
                      Don Henry

                 /s/ SYLVAN M. COHEN                    Trustee
-----------------------------------------------------
                   Sylvan M. Cohen

                /s/ ALTON G. MARSHALL                   Trustee
-----------------------------------------------------
                  Alton G. Marshall

                /s/ GEORGE R. PEACOCK                   Trustee
-----------------------------------------------------
                  George R. Peacock

               /s/ ROBERT C. ROBB, JR.                  Trustee
-----------------------------------------------------
                 Robert C. Robb, Jr.

               /s/ PHILLIP E. STEPHENS                  Trustee
-----------------------------------------------------
                 Phillip E. Stephens

                          INDEPENDENT AUDITORS' REPORT

Board of Trustees and Shareholders
EQK Realty Investors I:

     We have audited the accompanying balance sheets of EQK Realty Investors I (a Massachusetts business Trust) as of December 31, 1998 and 1997 and related statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of EQK Realty Investors I as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

     The accompanying financial statements have been prepared assuming the Trust will continue as a going concern. As discussed in Note 3 to the financial statements, the Trust's existing mortgage note and term loan mature on June 15, 1999. The potential inability of the Trust to refinance this debt or to generate sufficient proceeds from property sales to repay the debt raises substantial doubt about the Trust's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Atlanta, Georgia
March 26, 1999

                             EQK REALTY INVESTORS I

                                 BALANCE SHEETS

                                                                   DECEMBER 31,        DECEMBER 31,
                                                                       1998                1997
                                                                  --------------      --------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                               ASSETS

Real estate held for sale...................................         $  39,360           $      --

Investment in real estate, at cost..........................                --              58,466

  Less accumulated depreciation.............................                --              19,170
                                                                     ---------           ---------

Investment in real estate, net..............................                --              39,296

Cash and cash equivalents:
  Cash Management Agreement.................................             3,390               2,486
  Other.....................................................               471                 837

Accounts receivable and other assets (net of allowance of
  $67 and $214, respectively)...............................             1,881               2,448
                                                                     ---------           ---------

          Total Assets......................................         $  45,102           $  45,067
                                                                     =========           =========

                          LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

  Mortgage note payable.....................................         $  43,794           $  43,794

  Term loan payable to bank.................................             1,580               1,585

  Accounts payable and other liabilities (including amounts
     due affiliates of $3,107 and $3,117, respectively).....             4,560               4,670
                                                                     ---------           ---------

                                                                        49,934              50,049

Commitments and Contingencies (Note 7)

Deficit in Shareholders' Equity:

     Shares of beneficial interest, without par value:
       10,055,555 shares authorized, 9,632,212 and 9,264,344
       shares issued and outstanding in 1998 and 1997,
       respectively.........................................           135,875             135,875

     Accumulated deficit....................................          (140,707)           (140,857)
                                                                     ---------           ---------

                                                                        (4,832)             (4,982)
                                                                     ---------           ---------

          Total Liabilities and Deficit in Shareholders'
            Equity..........................................         $  45,102           $  45,067
                                                                     =========           =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I

                            STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998       1997        1996
                                                              --------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)

Revenues from rental operations.............................   $6,191     $ 6,158     $ 6,174

Operating expenses, net of tenant reimbursements (including
  property management fees earned by an affiliate of $228,
  $307, and $297, respectively).............................      769       1,083         887

Depreciation and amortization...............................      588       2,181       2,212

Other income................................................       --          --        (268)
----------------------------------------------------------------------------------------------

Income from rental operations...............................    4,834       2,894       3,343

Interest expense............................................    4,219       4,397       4,075

Other expenses, net of interest income (including portfolio
  management fees earned by an affiliate of $232, $242, and
  $250, respectively).......................................      465         458         756
----------------------------------------------------------------------------------------------

Net income (loss)...........................................   $  150     $(1,961)    $(1,488)
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

Net income (loss) per share.................................   $ 0.02     $ (0.21)    $ (0.16)
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I

                      STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                      NUMBER OF      SHARES OF
                                                    SHARES ISSUED    BENEFICIAL   ACCUMULATED
                                                   AND OUTSTANDING    INTEREST      DEFICIT      TOTAL
                                                   ---------------   ----------   -----------   -------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)

Balance, December 31, 1995.......................     9,264,344       $135,875     $(137,408)   $(1,533)
-------------------------------------------------------------------------------------------------------

Net loss.........................................            --             --        (1,488)    (1,488)

Balance, December 31, 1996.......................     9,264,344        135,875      (138,896)    (3,021)
-------------------------------------------------------------------------------------------------------

Net loss.........................................            --             --        (1,961)    (1,961)

Balance, December 31, 1997.......................     9,264,344        135,875      (140,857)    (4,982)
-------------------------------------------------------------------------------------------------------

Shares Issued....................................       367,868             --            --         --

Net income.......................................            --             --           150        150

Balance, December 31, 1998.......................     9,632,212       $135,875     $(140,707)   $(4,832)
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I

                            STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998     1997      1996
                                                              ------   -------   -------
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $  150   $(1,961)  $(1,488)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................     588     2,181     2,212
     Amortization of deferred financing costs...............     186       351       179
     Imputed and deferred interest..........................      --        --       302
  Changes in assets and liabilities:
     Increase in accounts payable and other liabilities.....     252       198       140
     (Increase) decrease in accounts receivable and other
      assets................................................     421      (537)       37
----------------------------------------------------------------------------------------
Net cash provided by operating activities...................   1,597       232     1,382
----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to real estate investments......................    (652)     (546)     (195)
----------------------------------------------------------------------------------------
Net cash used in investing activities.......................    (652)     (546)     (195)
----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Scheduled repayments of debt..............................      (5)       --      (333)
  Payment of deferred financing costs.......................    (402)      (24)     (165)
----------------------------------------------------------------------------------------
Net cash used in financing activities.......................    (407)      (24)     (498)
----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents............     538      (338)      689
Cash and cash equivalents beginning of year.................   3,323     3,661     2,972
----------------------------------------------------------------------------------------
Cash and cash equivalents end of year.......................  $3,861   $ 3,323   $ 3,661
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Interest paid...............................................  $4,058   $ 4,022   $ 3,886
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS

     EQK Realty Investors I, a Massachusetts business trust (the "Trust"), was formed pursuant to an Amended and Restated Declaration of Trust dated February 27, 1985, as amended on March 5, 1986, to acquire certain income-producing real estate investments. Commencing with the period beginning April 1, 1985, the Trust qualified for and elected real estate investment trust ("REIT") status under the provisions of the Internal Revenue Code. Lend Lease Portfolio Management, Inc. (formerly ERE Yarmouth Portfolio Management, Inc.) serves as the "Advisor" to the Trust.

     At December 31, 1998, the Trust's remaining real estate investment is Harrisburg East Mall (the "Mall"), a regional shopping center in Harrisburg, Pennsylvania, which is currently held for sale. On December 8, 1995, the Trust sold its remaining interest in Castleton Park ("Castleton"), an office park in Indianapolis, Indiana. The Trust sold office buildings comprising an office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion ("Peachtree") during 1992 and 1993. In 1991, the Trust completed the sale of two office buildings at Castleton.

     The Declaration of Trust provides for the Trust's existence and a maximum holding period for its real estate investments of 14 years. The Declaration of Trust further provides that this 14-year term may be extended by up to two years upon the recommendation of the Trustees and the affirmative vote of a majority of its shareholders. Recognizing that the disposition of the Mall would not be completed prior to the initial maturity date of the Trust's term (March 5, 1999), the Board of Trustees recommended a two-year extension of the Trust's life (through March 5, 2001). As discussed in Note 9, this recommendation was approved by the shareholders at a Special Meeting of Shareholders held on February 23, 1999.

     Effective December 23, 1997, the Trust entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an affiliate of American Realty Trust, Inc. ("ART") is to merge with and into the Trust (the "Merger"), with the Trust being the surviving entity. The Merger contemplates, among other things, a 20-year extension of the life of the Trust.

     The Merger Agreement was amended on August 25, 1998 (the "Revised Merger Agreement") to provide for, among other matters, the right of the Trust to sell the Mall and distribute proceeds of such sale to the Trust's shareholders prior to completing the Merger and a corresponding reduction in the Merger consideration to be paid to the Trust's shareholders. As discussed in Note 9, the Trust has entered into a non-binding letter of intent to sell the Mall to a private real estate group.

     The Merger consideration will be comprised entirely of ART Series F Cumulative Convertible Preferred Stock with a par value of $2.00 per share and a liquidation value of $10.00 per share. ("ART Preferred Shares"). The merger will be effected by (i) ART's acquisition of 4,376,056 shares currently held by four EQK shareholders (the "Selling Shareholders") and (ii) ART's receipt of 673,976 shares newly issued by the Trust (which, together with Shares currently outstanding, constitutes "EQK Shares"), the combined effect of which will give ART an approximate 49% interest in EQK. The Selling Shareholders will receive for each EQK Share sold 0.030 of an ART Preferred Share with a corresponding liquidation value of $0.30 per EQK Share sold. The remaining shareholders will be entitled to retain their Shares at the time of the Merger, but will be compensated for the dilution in their percentage ownership interest through the receipt of 0.014 of an ART Preferred Share with a corresponding liquidation value of $0.14 per EQK Share held. In addition, ART currently intends (but is not legally obligated) to acquire the remaining EQK Shares from such other shareholders at some time after the third anniversary of the consummation of the Merger for not less than 0.0486 of an ART Preferred Share with a liquidation value of $0.486 for each EQK Share tendered.

     According to the terms of the Revised Merger Agreement, upon completion of the sale of the Mall and receipt of shareholder approval, the Merger would be completed. Immediately prior to the closing of the Merger, ART will convey one of its properties to the Trust. The total consideration paid by the Trust to ART

                             EQK REALTY INVESTORS I
for this property will be a $1,250,000 non-recourse five-year promissory note. The Trust will also assume approximately $1,500,000 of existing debt.

     ART has agreed to permit the Trust to continue to solicit, or respond to, offers from third parties for the Trust. In the event the Trust accepts an offer from a party other than ART and elects not to proceed with the Merger, the Trust generally will be obligated to pay ART a break-up fee of $200,000 plus its share of transaction expenses (collectively, the "Break-Up Consideration").

     Because the Merger was not completed by December 15, 1998, the Revised Merger Agreement is currently terminable by either ART or the Trust. The Revised Merger Agreement also may be terminated by the Trust if (i) the Trust secures a more favorable offer from another party subject to the payment of the Break-Up Consideration; or (ii) the Revised Merger Agreement in any way impairs or delays the sale of the Mall, or is likely to result in a material reduction in proceeds.

     Proceeds from the sale of the Mall and, if applicable, the completion of the Merger, will be distributed to the shareholders of the Trust in one or more payments once the Trust's liabilities have been settled (including retirements of its Mortgage Note and Term Loan) and related transaction costs have been paid.

     The Merger is contingent upon, among other things, ART's registration statement relating to the ART Preferred Shares to be issued pursuant to the Revised Merger Agreement being declared effective by the Securities Exchange Commission, and the affirmative vote of the holders of 75% of the outstanding Shares.

     The Trust, its trustees, and its Advisor have been named as defendants in a purported class action complaint filed in Massachusetts State court, which seeks to enjoin the Merger. The complaint also seeks other relief including unspecified damages. The Management of the Trust is pursuing its legal defenses and believes that the disposition of this matter will not have a material adverse effect on the financial position of the Trust.

     Trading in the Trust's Shares on the New York Stock Exchange ("NYSE") terminated on May 4, 1998, as the Trust did not meet the NYSE's continued listing criteria. The Trust's Shares are currently traded on the OTC Bulletin Board System.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CAPITALIZATION, DEPRECIATION AND AMORTIZATION

     Property additions are recorded at cost. Costs directly associated with major renovations and improvements, including interest on funds borrowed to finance construction, are capitalized to the point of substantial completion. Costs incurred in connection with the execution of a new lease including leasing commissions, costs associated with the acquisition or buyout of existing leases and legal fees are deferred and amortized over the term of the new lease.

     Depreciation of real estate investments was provided on a straight-line basis over the estimated useful lives of the related assets, ranging generally from 5 to 40 years. Tenant improvements were amortized over their estimated useful lives, which do not exceed the terms of the respective tenant leases. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

     The Trust discontinued recording depreciation and amortization expense on its investment in real estate when the investment was transferred to real estate held for sale on April 1, 1998.

     Additional depreciation recorded in the fourth quarter of 1998 represents the write off a non-recoverable tenant allowance.

                             EQK REALTY INVESTORS I

     Deferred financing costs are included in accounts receivable and other assets on the Balance Sheets. Deferred financing costs are amortized over the life of the related debt and such amortization is included in interest expense on the Statements of Operations.

VALUATION OF REAL ESTATE

     At December 31, 1997 the investment in real estate was recorded at cost less accumulated depreciation. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Trust considers, on a quarterly basis, whether events or changes in circumstances indicate that the carrying amount of its real estate investments may not be recoverable based on estimates of future undiscounted cash flows without interest expense. In the event such projected undiscounted future cash flows are less than the depreciated cost of the property, the investment in real estate is written down to its estimated fair market value.

     The Trust is actively attempting to sell the Mall and, therefore, has classified its investment in real estate on the balance sheet as held for sale beginning April 1, 1998. Accordingly, all real estate assets, including deferred leasing costs, are recorded at the lower of cost or estimated fair market value, less estimated costs to sell. Depreciation is not recorded for real estate assets held for sale. Therefore, the Trust discontinued recording depreciation and amortization of real estate assets on April 1, 1998.

REVENUE RECOGNITION

     Minimum rents are recognized on a straight-line basis over the term of the related leases. Percentage rents are recognized on an accrual basis.

NET INCOME (LOSS) PER SHARE

     The net income (loss) per Share calculation is based on the weighted average number of Shares outstanding during the year, which was 9,505,222 for 1998 and 9,264,344 for both 1997 and 1996.

     Share warrants issued in connection with the Trust's 1992 debt restructuring (see Note 3) are considered common share equivalents. On March 19, 1998, The Prudential Insurance Company of America (Mortgage Note Lender) exercised its warrants for 367,868 Shares of the Trust at $.0001 per Share. Such Shares were issued to the Mortgage Note Lender on May 7, 1998, bringing the total number of issued and outstanding Shares of the Trust to 9,632,212. As such, these Shares were included in the net income per Share calculation for 1998. In 1997 and 1996, the warrants were not included in the net loss per Share calculation since the effect on such calculation would be anti-dilutive.

INCOME TAXES

     The Trust has complied with all applicable provisions established by the Internal Revenue Code for maintaining its REIT status. Accordingly, no income tax provision or benefit has been recognized in the accompanying financial statements.

CASH EQUIVALENTS

     Cash equivalents include short-term investments with an original maturity of three months or less.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Trust values its financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Values of Financial Instruments". Based on rates currently available to the

                             EQK REALTY INVESTORS I

Trust for comparable financial instruments, the Trust believes the carrying amounts of cash and cash equivalents, the Mortgage Note and the Term Loan approximate fair value.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

MANAGEMENT ESTIMATES

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

NOTE 3:  MORTGAGE DEBT AND RESTRUCTURING ACTIVITIES

     Since December 15, 1992, the Trust has had in place a "Mortgage Note" with the Mortgage Note Lender, which had an initial balance of $75,689,000, and an original maturity date of December 15, 1995. The interest rates on the Mortgage Note averaged 9.79% over its initial three year term. However, the Mortgage Note required monthly payments of interest only at the rate of 8.54% per annum.

     The additional interest charges were accrued and added to principal over this initial term of the Mortgage Note. Absent any prepayments of debt arising from property dispositions, the amount of principal due on the original maturity date of December 15, 1995 would have been $78,928,000. In December 1995, the Trust used net proceeds from the sale of Castleton to retire a portion of the Mortgage Note. The remaining principal balance of the Mortgage Note as of December 15, 1995 was $44,125,000.

     In connection with the December 15, 1992 debt financings, the Trust issued 1,675,000 previously repurchased shares of its stock to its Advisor for consideration of $6,700,000, or $4.00 per share. The Trust may, at its discretion, reissue additional 423,343 shares previously repurchased. Any issuance of shares in excess of the shares previously repurchased would require shareholder approval.

     Under the terms of the Mortgage Note, the Mortgage Note Lender received warrants to purchase 367,868 Shares of the Trust at $.0001 per share. On March 19, 1998, the Mortgage Note Lender exercised the warrants. (See Note 2.)

     The Trust also has had a "Term Loan" with PNC Bank N.A. ("Term Loan Lender") in place since December 15, 1992 bearing interest at 8.33% per annum and requiring payments at the same annual rate of 8.54% as was required under the Mortgage Note. The Term Loan is collateralized by a subordinate lien on the Mall. The payments made in excess of the interest rate were applied to the principal balance of the Term Loan such that the original principal balance of $2,859,000 would have been reduced over its three-year term to $2,839,000, absent any prepayments arising from property dispositions. In December 1995, the Trust used proceeds from the sale of Castleton to retire a portion of the Term Loan. The remaining principal balance of the Term Loan as of December 15, 1995 was $1,587,000.

     As part of the 1992 restructuring, the Trust entered into a Cash Management Agreement with the Mortgage Note Lender and assigned all lease and rent receipts to the Mortgage Note Lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the Mortgage Note Lender. As of December 31, 1998, a balance of $1,965,000, was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account,

                             EQK REALTY INVESTORS I
which is funded each month with any excess operating cash flow, are limited to capital expenditures approved by the Mortgage Note Lender. As of December 31, 1998 the balance of the capital reserve account was $1,425,000.

EXTENSIONS OF DEBT

     The Trust's Mortgage Note Lender and Term Loan Lender have agreed to extend the maturity date of the loans twice; first, for a period of one year through December 15, 1996, and second, for a period of 18 months through June 15, 1998. The Mortgage Note remains collateralized by a first mortgage lien on the Mall, an assignment of leases and rents, and certain cash balances. The Term Loan remains collateralized by a subordinate lien on the Mall.

     Following the June 15, 1998 scheduled maturity date, the Mortgage Note Lender granted two six-month forbearance arrangements (through December 15, 1998 and then through June 15, 1999) wherein it agreed not to exercise remedies for non-payment of the outstanding principal balance. The Term Loan Lender has granted two six-month extensions of its maturity dates so as to coincide with such forbearance periods. The forbearance and extension arrangements are conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements.

     The Mortgage Note has been amended effective December 16, 1996 to provide for monthly payments of interest only accruing at the rate of 8.88% per annum ($324,000 per month). This interest rate reflects an increase from the 8.54% interest rate in effect during the initial extension period (December 16, 1995 to December 15, 1996).

     The Term Loan reflects the same pay rate of 8.88%, effective December 16, 1996, that is applicable to the Mortgage Note, but accrues interest at a rate that re-sets periodically. The accrual rate is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect as of March 15, 1999 was 7.69%. The difference between the accrual rate and the pay rate is reflected in the principal balance of the Term Loan as of December 31, 1998.

     In consideration for the extension of the maturity date of the Mortgage Note through June 15, 1998, the Trust paid an up-front application fee of $165,000 and agreed to pay a back-end fee of $272,900, plus interest thereon at the contract rate of 8.88% at maturity. On June 15, 1998, the Trust paid the back-end fee plus interest in the aggregate amount of $309,200 to the Mortgage Note Lender. In consideration for the extension of the maturity date of the Term Loan the Trust paid an extension fee of $23,800 in 1997 and paid additional loan fees of $88,100 to the Term Loan Lender on June 15, 1998.

     In consideration for the extension of the forbearance agreement relating to the Mortgage Note through June 15, 1999, the Trust paid an extension fee of $25,000. In consideration for the extension of the maturity date of the Term Loan through June 15, 1999 the Trust agreed to pay an extension fee of $8,000.

     As discussed above, the Trust's expiration date of its forbearance and extension arrangements is June 15, 1999. The potential inability of the Trust to refinance this debt or to generate sufficient proceeds from the sale of the Mall to repay the debt raises substantial doubt about the Trust's ability to continue as a going concern. The Trust has entered into a non-binding letter of intent to sell the Mall for approximately $51 million (see Note 9), although there is no assurance that the sale of the Mall will be completed. The Management of the Trust believes that the proceeds from the sale of the Mall will be sufficient to allow the Trust to repay the Mortgage Note and Term Loan, although there can be no assurance a sale will be completed by June 15, 1999. In the event the sale of the Mall is not completed by June 15, 1999, Management will propose to its lenders that further forebearance and extensions be granted. However, no assurance can be given that the lenders will grant such relief. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             EQK REALTY INVESTORS I

NOTE 4:  LEASING ARRANGEMENTS

     The Trust leases shopping center space generally under non-cancelable operating leases, some of which contain renewal options. The shopping center leases generally provide for minimum rentals, plus percentage rentals based upon the retail stores' sales volume. Percentage rentals amounted to $272,000, $122,000, and $179,000 for the years ended December 31, 1998, 1997, and 1996, respectively. In addition, the tenants pay certain utility charges to the Trust. In most leases, tenants reimburse their proportionate share of real estate taxes and common area expenses. Recoveries of common area and real estate tax expenses amounted to $2,418,000, $2,299,000, and $2,313,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

     Future minimum rentals under existing, non-cancelable leases at December 31, 1998 are as follows:

                 YEARS ENDING DECEMBER 31,                      AMOUNT
                 -------------------------                    -----------
       1999.................................................  $ 4,828,000
       2000.................................................    4,590,000
       2001.................................................    3,864,000
       2002.................................................    3,464,000
       2003.................................................    3,039,000
       Thereafter...........................................    9,468,000
                                                              -----------
                                                              $29,253,000
                                                              ===========

     The Limited Inc. operates seven stores at the Mall. Revenues from these tenants represented approximately 14.2% and 13.0% of the Mall's total revenues in 1998 and 1997, respectively. No other individual tenant, or group of affiliated tenants, contributed more than 10% to the Mall's total revenues in any of the three years in the period ended December 31, 1998.

     Prior to 1998, due to the temporary closure of two of the anchor stores operating at the Mall, certain tenants exercised the right, as provided for under co-tenancy provisions set forth in their respective leases, to pay percentage rent in lieu of fixed minimum rents which amounted to $228,000 and $663,000, for the years ended December 31, 1997 and 1996, respectively. The rental payment obligations of substantially all of these tenants reverted back to fixed minimum rent upon the March 10, 1997 opening of a Lord & Taylor department store at the Mall.

NOTE 5:  INVESTMENT IN REAL ESTATE

     The Trust's investment in real estate at December 31, 1997 consisted of the following:

Land........................................................  $ 4,700,000
Buildings and improvements..................................   45,356,000
Deferred leasing costs......................................    5,692,000
Tenant improvements.........................................    2,555,000
Personal property...........................................      163,000
                                                              -----------
                                                              $58,466,000
                                                              ===========

     Additions to real estate investments in 1997 primarily consisted of minor building and tenant improvements to the Mall.

     Deferred leasing costs include a 1990 payment of $5,500,000 made to an anchor tenant at the Mall in exchange for the tenant relinquishing space that was subsequently converted into leasable area for mall shops.

                             EQK REALTY INVESTORS I

NOTE 6:  ADVISORY AND MANAGEMENT AGREEMENTS

ADVISORY AGREEMENT

     The Advisor is a wholly owned subsidiary of Lend Lease Real Estate Investments, (formerly ERE Yarmouth, Inc.). The Advisor makes recommendations to the Trust concerning investments, administration and day-to-day operations.

     Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and generally has been payable monthly without subordination. However, given the Shares of the Trust are no longer traded on a market with readily available market values, the Trustees have agreed on a stipulated rate of $0.75 per share to be used for purposes of calculating the management fee for the period of May 4, 1998 through December 31, 1998.

     Commencing with the December 1995 extension of debt and continuing with the December 1996 debt extension (See Note 3), the Mortgage Note Lender has requested, and the Advisor has agreed to, a partial deferral of payment of its fee. Whereas the fee continues to be computed as described above, payments to the Advisor are limited to $37,500 per quarter. Accrued but unpaid amounts will be eligible for payment upon the repayment of the Mortgage Note. For the years ended December 31, 1998, 1997 and 1996, portfolio management fees were $232,000, $242,000, and $250,000, respectively. The balance of deferred advisory fees at December 31, 1998 was $299,000.

     As of December 31, 1989, portfolio management fees of $5,440,000 payable to the Advisor were deferred in accordance with subordination provisions contained in the original advisory agreement. Pursuant to the amended advisory agreement, the Advisor forgave one-half, or $2,720,000, of the deferred balance. The remaining deferred fees are to be paid upon the disposition of the Trust's properties. As of December 31, 1998, the liability for deferred management fees was $2,720,000.

     Upon the sale of all or any portion of any real estate investment of the Trust, the Advisor will receive a disposition fee equal to 2% of the gross sale price (including outstanding indebtedness taken subject to or assumed by the buyer and any purchase money indebtedness taken back by the Trust). The disposition fee will be reduced by the amount of any brokerage commissions and legal expenses incurred by the Trust in connection with such sales. The Trust incurred no disposition fees during the years ended December 31, 1998, 1997, and 1996.

     In connection with the December 15, 1996 extension of debt (See Note 3), the Advisor earned a refinancing fee of $50,000, which will be paid upon the retirement of the debt.

PROPERTY MANAGEMENT AGREEMENTS

     The Trust has also entered into an agreement with ERE Yarmouth Retail, Inc. (the "Manager"), formerly Compass Retail, Inc., for the on-site management of the Mall. ERE Yarmouth Retail, Inc. is a wholly owned subsidiary of Lend Lease Real Estate Investments, Inc. On September 30, 1998, Lend Lease Real Estate Investments, Inc. sold the Manager to LaSalle Partners, Incorporated ("LaSalle"), which is not affiliated with the Trust or the Advisor. An affiliate of LaSalle will continue to manage the Mall pursuant to the terms of the original management agreement.

     Management fees paid to the Manager are generally based upon a percentage of rents and certain other charges. The Trust believes that such fees and commissions are comparable to those charged by unaffiliated third-party management companies providing comparable services. The Manager earned management fees of $228,000 during the nine months ended September 30, 1998. For the years ended December 31, 1997 and 1996, management fees paid to the Manager were $307,000, and $297,000, respectively.

                             EQK REALTY INVESTORS I

SHARE OWNERSHIP

     In connection with a debt restructuring in December 1992, the Trust issued 1,675,000 previously repurchased Shares to its Advisor for $6,700,000, or $4.00 per Share. In total, the Advisor owns 1,685,556 Shares, or 17.5% of the total Shares outstanding.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

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

NOTE 8:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1998 and 1997:

                                                                 QUARTER ENDED
                                              ---------------------------------------------------
1998                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
----                                          ---------   --------   -------------   ------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Revenues from rental operations...........   $1,553      $1,337       $1,619          $1,682
  Income from rental operations.............      760         968        1,429           1,677
  Net income (loss)(1)......................     (335)       (145)         282             348
  Net income (loss) per share...............     (.04)       (.02)         .03             .05

---------------

(1) The 1998 results reflect the cessation of depreciation and amortization of the Mall's assets as a result of the Trust's real estate being classified as "held for sale" as of April 1, 1998.

                                                                 QUARTER ENDED
                                              ---------------------------------------------------
1997                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
----                                          ---------   --------   -------------   ------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Revenues from rental operations...........   $1,413      $1,557       $1,545          $1,643
  Income from rental operations.............      628         727          625             563
  Net loss..................................     (478)       (375)        (565)           (543)
  Net loss per share........................     (.05)       (.04)        (.06)           (.06)

NOTE 9:  SUBSEQUENT EVENTS

     A Special Meeting of Shareholders was held on February 23, 1999, to consider and vote upon a proposal to extend the Trust's existence for a period of two years in accordance with the Trust's Amended and Restated Declaration of Trust. An affirmative vote of the majority of the shareholders was received in favor of extending the Trust's existence for a period of two years beyond March 5, 1999.

     On March 5, 1999, the Trust entered into a non-binding letter of intent to sell the Mall to a private real estate group for approximately $51 million. The sale is expected to close during the second quarter of 1999. Closing is subject to a number of conditions, however, including satisfactory completion of due diligence, the purchaser's obtaining financing and the execution of a definitive purchase and sale agreement. Accordingly, there is no assurance that a sale will be completed at the current price or at all. The letter of intent provides that the Trust may not solicit, negotiate or execute other offers for the sale of the Mall prior to May 15, 1999, unless the prospective purchaser terminates negotiations under the letter of intent prior to that date.

                             EQK REALTY INVESTORS I

                          FINANCIAL STATEMENT SCHEDULE
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION(5)

                                                                   COST
                                                               CAPITALIZED
                                                                SUBSEQUENT
                                                                    TO
                                                               ACQUISITION
                                                               ------------         GROSS AMOUNT AT WHICH CARRIED
                                                                                        AT CLOSE OF PERIOD(3)
                                             INITIAL COST        DEFERRED     -----------------------------------------
                                          ------------------     LEASING                            DEFERRED
                                                     BLDG &      COSTS &                BLDG. &     LEASING
DESCRIPTION                 ENCUMBRANCE    LAND     IMPROVE.   IMPROVEMENTS    LAND     IMPROVE.     COSTS       TOTAL
-----------                 -----------   ------    --------   ------------   ------    --------    --------    -------
Harrisburg East Mall......    $45,374(1)  $4,700(2) $31,287(2)   $23,131      $4,700(2) $ 48,726     $5,692(6)  $59,118
 Harrisburg, PA
                              -------     ------    -------      -------      ------    --------     ------     -------
Totals....................    $45,379     $4,700    $31,287      $23,131      $4,700    $ 48,726     $5,692     $59,118
                              =======     ======    =======      =======      ======    ========     ======     =======


                                                                       LIFE ON WHICH
                                                                       DEPRECIATION
                                ACCUM.                                   IN LATEST
                             DEPRECIATION      DATE OF        DATE     INCOME STMT.
DESCRIPTION                 & AMORTIZATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
-----------                 --------------   ------------   --------   -------------
Harrisburg East Mall......     $19,758           1969(4)    3/13/85       30 yrs.
 Harrisburg, PA
                               -------           ----       -------       -------
Totals....................     $19,758
                               =======           ====       =======       =======

---------------

(1) Encumbrance is a mortgage note payable constituting first lien on the Mall and a term loan payable to a bank constituting subordinated lien on the property.
(2) Initial cost is net of imputed interest of $5,280 at date of acquisition.
(3) The aggregate tax basis of the Trust's land and building is $54 million as of December 31, 1998.
(4) Renovation of the Mall was completed in 1993.
(5) As discussed in Note 1, the Trust intends to sell the Mall and as such, its investment in real estate is presented on the balance sheet as held for sale at December 31, 1998. This asset includes deferred leasing costs, and is carried at the lower of cost or fair value less cost to sell. Depreciation and amortization of the Mall's assets ceased beginning April 1, 1998.
(6) Included in deferred leasing costs is a 1990 payment of $5,500,000 made to an anchor tenant at the Mall in exchange for the tenant relinquishing space that was subsequently converted into leasable are for mall shops.

RECONCILIATION OF GROSS CARRYING AMOUNT OF REAL ESTATE:
Balance, December 31, 1995......................  $57,725
  Improvements and Additions....................      195
                                                  -------
Balance, December 31, 1996......................   57,920
  Improvements and Additions....................      546
                                                  -------
Balance, December 31, 1997......................   58,466
  Improvements and Additions....................      652
                                                  -------
Balance, December 31, 1998......................  $59,118
                                                  =======
RECONCILIATION OF ACCUMULATED DEPRECIATION &
  AMORTIZATION:
Balance, December 31, 1995......................  $14,777
  Depreciation & amortization expense...........    2,212
                                                  -------
Balance, December 31, 1996......................   16,989
  Depreciation & amortization expense...........    2,181
                                                  -------
Balance, December 31, 1997......................   19,170
  Depreciation & amortization expense...........      588
                                                  -------
Balance, December 31, 1998......................  $19,758
                                                  =======