Form 10-Q
period 1999-03-31
EQK REALTY INVESTORS I
filed 1999-05-17
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                                 --------------
                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO
                                                 -----  -----

                           Commission File No. 1-8815
                           --------------------------

                             EQK REALTY INVESTORS I
                             ----------------------
             (Exact name of Registrant as specified in its Charter)

                 Massachusetts                                   23-2320360
         -------------------------------                     -------------------
        (State or other jurisdiction                         (I.R.S.Employer
        of incorporation or organization)                    Identification No.)

        3424 Peachtree Road NE, Suite 800, Atlanta, GA             30326
        ----------------------------------------------           ----------
          (Address of principal executive offices)               (Zip Code)

                                 (404) 848-8600
                                 --------------
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ]No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 9,632,212 as of May 14, 1999.
                                          -----------------------------

                             EQK REALTY INVESTORS I

                          QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1999

                                      INDEX


                                                                                Page
                                                                                ----
         PART I - FINANCIAL INFORMATION
         Item 1.  Balance Sheets as of March 31, 1999
                  and December 31, 1998                                         3

                  Statements of Operations for the three
                  months ended March 31, 1999 and
                  March 31, 1998                                                4

                  Statements of Cash Flows for the three
                  months ended March 31, 1999 and
                  March 31, 1998                                                5

                  Notes to the Financial Statements                             6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                12

         PART II - OTHER INFORMATION

         Items 1 through 6.                                                    19

         SIGNATURES                                                            20





                             EQK REALTY INVESTORS I
                                 BALANCE SHEETS
                        (In thousands, except share data)



                                                                                     March 31,          December 31,
                                                                                       1999               1998
                                                                                    -------------     -------------
                                          ASSETS

Real estate held for sale                                                            $  39,390         $  39,360

Cash and cash equivalents:
    Cash Management Agreement                                                            3,587             3,390
    Other                                                                                  417               471


Accounts receivable and other assets (net of allowance of $74                            2,109             1,881
  and $67, respectively)
                                                                                     ---------         ---------


TOTAL ASSETS                                                                         $  45,503         $  45,102
                                                                                     =========         =========


                 LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

         Mortgage note payable                                                       $  43,794         $  43,794

         Term loan payable to bank                                                       1,576             1,580

         Accounts payable and other liabilities (including amounts
               due affiliates of $3,120 and $3,107, respectively)                        4,618             4,560
                                                                                     ---------         ---------


                                                                                        49,988            49,934

Commitments and Contingencies (Note 1and 5)


Deficit in Shareholders' Equity:

         Shares of beneficial interest, without par value:  10,055,555 shares
               authorized, 9,632,212 shares issued and outstanding                     135,875           135,875

         Accumulated deficit                                                          (140,360)         (140,707)
                                                                                     ---------         ---------

                                                                                        (4,485)           (4,832)
                                                                                     ---------         ---------

TOTAL LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY                                $  45,503         $  45,102
                                                                                     =========         =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



             -----------------------------------------------------------------------------------------------

                                                                                Three months ended March 31,
                                                                                   1999              1998
             ------------------------------------------------------------------------------------------------

             Revenues from rental operations                                     $ 1,612            $ 1,553

             Operating expenses, net of tenant
                reimbursements (including property
                management fees earned by an affiliate of $0
                and $74, respectively)                                               133                158

             Depreciation and amortization                                             0                547
             ----------------------------------------------------------------------------------------------

             Income from rental operations                                         1,479                848

             Interest expense                                                      1,019              1,100

             Other expenses, net of interest income
              (including portfolio management fees
               earned by an affiliate of $51 and $63, respectively )                 113                 83
             ----------------------------------------------------------------------------------------------

             Net income (loss)                                                   $   347            $  (335)
             ==============================================================================================

             Net income (loss) per share                                         $  0.04            ($ 0.04)
             ==============================================================================================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

--------------------------------------------------------------------------------------------------------------
                                                                               Three months ended March 31,
                                                                              1999                  1998
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                         $   347              $  (335)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                               0                  547
      Changes in assets and liabilities:
      Increase (decrease) in accounts payable and
         other liabilities                                                       58                  (30)
      (Increase) decrease in accounts receivable
         and other assets                                                      (228)                 378
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       177                  560
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to real estate investments                                          (30)                (170)
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (30)                (170)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Scheduled repayments of debt                                                  (4)                  (1)
-------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                            (4)                  (1)
-------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                           143                  389
Cash and cash equivalents
  beginning of period                                                         3,861                3,323
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
  end of period                                                             $ 4,004              $ 3,712
=============================================================================================================

Supplemental disclosure of cash flow information:
Interest paid                                                               $   679              $ 1,012
=============================================================================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS

         EQK Realty Investors I, a Massachusetts business trust ("EQK" or the "Trust"), was formed pursuant to an Amended and Restated Declaration of Trust dated February 27, 1985, as amended on March 5, 1986, to acquire certain income-producing real estate investments. Commencing with the period beginning April 1, 1985, the Trust qualified for and elected real estate investment trust ("REIT") status under the provisions of the Internal Revenue Code. Lend Lease Portfolio Management, Inc. serves as the "Advisor" to the Trust.

         At March 31, 1999, the Trust's remaining real estate investment is Harrisburg East Mall (the "Mall"), a regional shopping center in Harrisburg, Pennsylvania, which is currently held for sale. On December 8, 1995, the Trust sold its remaining interest in Castleton Park, an office park in Indianapolis, Indiana. The Trust sold office buildings comprising an office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion, during 1992 and 1993. In 1991, the Trust completed the sale of two office buildings at Castleton.

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

         Effective December 23, 1997, the Trust entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an affiliate of American Realty Trust, Inc. ("ART") is to merge with and into the Trust (the "Merger"), with the Trust being the surviving entity. The Merger contemplates, among other things, an extension of the life of the Trust through December 31, 2018.

         The Merger Agreement was amended on August 25, 1998 (as further amended on April 22, 1999, the "Revised Merger Agreement") to provide for, among other matters, the right of the Trust to sell the Mall and distribute proceeds of such sale to the Trust's shareholders prior to completing the Merger and a corresponding reduction in the Merger consideration to be paid to the Trust's shareholders.

         The Merger consideration will be comprised entirely of ART Series F Cumulative Convertible Preferred Stock with a par value of $2.00 per share and a liquidation value of $10.00 per share. ("ART Preferred Shares"). The merger will be effected by (i) ART's acquisition of up to 4,376,056 shares currently held by four EQK shareholders (the "Selling Shareholders") and (ii) ART's receipt of 673,976 shares newly issued by the Trust (which, together with Shares currently outstanding, constitutes "EQK Shares"), the combined effect of which will give

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS



         ART up to an approximate 49% interest in EQK. The number of EQK Shares acquired by ART and the number of EQK Shares issued to ART may be adjusted if, due to certain circumstances, less than all of the Selling Shareholders complete their transaction with ART. The Selling Shareholders will receive for each EQK Share sold 0.030 of an ART Preferred Share with corresponding liquidation value of $0.30 per EQK Share sold. The remaining shareholders will be entitled to retain their Shares at the time of the Merger, but will be compensated for the dilution in their percentage ownership interest through the receipt of
         0.014 of an ART Preferred Share with a corresponding liquidation value of $0.14 per EQK Share held. In addition, ART currently intends (but is not legally obligated) to acquire the remaining EQK Shares from such other shareholders at some time after the third anniversary of the consummation of the Merger for not less than 0.0486 of an ART Preferred Share with a liquidation value of $0.486 for each EQK Share tendered.

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

         The Revised Merger Agreement is terminable by either ART or the Trust if the Merger has not been accomplished by July 30, 1999. The Revised Merger Agreement also may be terminated by the Trust if (i) the Trust secures a more favorable offer from another party subject to the payment of the Break-Up Consideration; or (ii) the Revised Merger Agreement in any way impairs or delays the sale of the Mall, or is likely to result in a material reduction in proceeds.

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

         As previously announced, on March 5, 1999, the Trust entered into a non-binding letter of intent to sell the Mall to a private real estate group (the "Prospective Purchaser") for $51 million. Closing was subject to a number of conditions, including the satisfactory completion of due diligence, the Prospective Purchaser's obtaining financing and the execution of a definitive purchase and sale agreement. The letter of intent provided for an exclusive period, which expired May 15, 1999, during which time the Trust could not solicit, negotiate, or execute other offers for the sale of the Mall.

         Based on the current status of negotiations, substantial doubt exists as to the Trust's ability to close this transaction prior to the expiration dates of its forbearance and loan extension arrangements as described in Note 5, or at all. Accordingly, Management will propose to its lenders that further forbearance and extension arrangements be granted. However, no assurances can be given that the lenders will grant such relief. Depending upon the status of the negotiations with the Prospective Purchaser, Management may consider additional marketing activities relating to the Mall.

NOTE 2:  BASIS OF PRESENTATION

         The financial statements have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Trust believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998.

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

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS



         In the opinion of the Trust, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of March 31, 1999, its results of operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998, have been included in the accompanying unaudited financial statements.

NOTE 3:  CASH MANAGEMENT AGREEMENT

         In connection with the Trust's Mortgage Debt agreement (as amended and extended), the Trust entered into a Cash Management Agreement with Prudential (the "Mortgage Note Lender") and assigned all lease and rent receipts to the Mortgage Note Lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the Mortgage Note Lender. As of March 31,1999, a balance of $2,115,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which are funded each month with any excess operating cash flow, are limited to capital expenditures approved by the Mortgage Note Lender. As of March 31, 1999 the balance of the capital reserve account was $1,472,000.

         Cash paid for interest for the three months ended March 31, 1999, represents three months of interest payments for the Term Loan, but only two months of interest payments for the Mortgage Note. The March 1999 monthly interest payment for the Mortgage Note was deferred until April 1999 due to a bank error.

NOTE 4:  ADVISORY AND MANAGEMENT AGREEMENTS

         The Advisor is a wholly owned subsidiary of Lend Lease Real Estate Investments, Inc. The Advisor makes recommendations to the Trust concerning investments, administration and day-to-day operations.

         Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and generally has been payable monthly without subordination. However, given the Shares of the Trust are no longer traded on a market with readily available market values, the Trustees agreed on a stipulated rate of $0.75 per share to be used for purposes of calculating the management fee for the period of May 4, 1998 through December 31, 1998 and $0.37 per share for the period of January 1, 1999 through June 30, 1999.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS



         Commencing with the December 1995 extension of debt and continuing with the December 1996 debt extension, the Mortgage Note Lender has requested, and the Advisor has agreed to, a partial deferral of payment of its fee. Whereas the fee continues to be computed as described above, payments to the Advisor are limited to $37,500 per quarter. Accrued but unpaid amounts will be eligible for payment upon the repayment of the Mortgage Note. For the three months ended March 31, 1999 and 1998, portfolio management fees were $51,000 and $63,000, respectively. The balance of deferred portfolio management fees at March 31, 1999 was $313,000.

         As of December 31, 1989, portfolio management fees of $5,440,000 payable to the Advisor were deferred in accordance with subordination provisions contained in the original advisory agreement. Pursuant to the amended advisory agreement, the Advisor forgave one-half, or $2,720,000, of the deferred balance. The remaining deferred fees are to be paid upon the disposition of the Trust's properties. As of March 31, 1999, the liability for deferred management fees was $2,720,000.

         Upon the sale of all or any portion of any real estate investment of the Trust, the Advisor will receive a disposition fee equal to 2% of the gross sale price (including outstanding indebtedness taken subject to or assumed by the buyer and any purchase money indebtedness taken back by the Trust). The disposition fee will be reduced by the amount of any brokerage commissions and legal expenses incurred by the Trust in connection with such sales. The Trust incurred no disposition fees as of March 31, 1999.

         In connection with the December 15, 1996 extension of debt, the Advisor earned a refinancing fee of $50,000, which will be paid upon the retirement of the debt.

         The Trust entered into an agreement with ERE Yarmouth Retail, Inc. (the "Manager"), for the on-site management of the Mall. ERE Yarmouth Retail, Inc. was a wholly owned subsidiary of Lend Lease Real Estate Investments, Inc. On September 30, 1998, Lend Lease Real Estate Investments, Inc. sold the Manager to LaSalle Partners, Incorporated ("LaSalle"), which is not affiliated with the Trust or the Advisor. An affiliate of LaSalle continues to manage the Mall pursuant to the terms of the original management agreement.

NOTE 5:  DEBT MATURITIES

         The Trust's debt instruments (aggregate principal outstanding of $45,370,000) had original maturity dates of December 15, 1995. The Trust's Mortgage Note Lender and Term Loan Lender have agreed to extend the maturity date of the loans twice, first for a period of one year through December 15, 1996, and second for a period of 18 months through June 15, 1998. Following the June 15, 1998 maturity date, the Mortgage Note Lender granted two six-month forbearance arrangements (through December 15, 1998 and June 15, 1999) wherein it agreed not to exercise remedies for non-repayment of the outstanding principal

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS



         balance. The Term Loan Lender has granted two six-month extensions of its maturity date so as to coincide with such forbearance periods. These forbearance arrangements are conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements.

         As discussed above, the Trust's expiration date of its forbearance and extension arrangements is June 15, 1999. The potential inability of the Trust to refinance this debt or to generate sufficient proceeds from the sale of the Mall to repay the debt raises substantial doubt about the Trust's ability to continue as a going concern. Given the uncertainty surrounding the timing of the disposition of the Mall as described in Note 1, Management will propose to its lenders that further forbearance and extension arrangements be granted. However, no assurances can be given that the lenders will grant such relief. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the financial statements and notes that appear on pages 3-11.

FINANCIAL CONDITION

CAPITAL RESOURCES

Trust Background

As of March 31, 1999, the Trust's remaining real estate investment is Harrisburg East Mall (the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. During the period 1992 to 1995, the Trust completed the disposition of its two other real estate investments. Castleton Park, an office park in Indianapolis, Indiana was sold in 1995, and Peachtree Dunwoody Pavilion, an office park in Atlanta, Georgia, was sold in three separate transactions during 1992 and 1993.

Management intends to dispose of its remaining real estate investment, the Mall, as soon as commercially practicable. Management is attempting to complete such disposition prior to the June 15, 1999 expiration dates if its forbearance and extension arrangements with its lenders. However, substantial doubt exists as to the Trust's ability to complete such disposition prior to this date. Accordingly, Management will propose to its lenders that further forbearance and extension arrangements be granted. However, no assurances can be given that the lenders will grant such relief.

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

Proposed Merger with American Realty Trust

Effective December 23, 1997, the Trust entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an affiliate of American Realty Trust, Inc. ("ART") is to merge with and into the Trust (the "Merger"), with the Trust being the surviving entity. The Merger contemplates, among other things, an extension of the life of the Trust through December 31, 2018.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Merger Agreement was amended on August 25, 1998 (as further amended on April 22, 1999, the "Revised Merger Agreement") to provide for, among other matters, for the right of the Trust to sell the Mall and distribute proceeds of such sale to the Trust's shareholders prior to completing the Merger and a corresponding reduction in the Merger consideration to be paid to the Trust's shareholders.

The Merger consideration will be comprised entirely of ART Series F Cumulative Convertible Preferred Stock with a par value of $2.00 per share and a liquidation value of $10.00 per share. ("ART Preferred Shares"). The merger will be effected by (i) ART's acquisition of up to 4,376,056 shares currently held by four EQK shareholders (the "Selling Shareholders") and (ii) ART's receipt of 673,976 shares newly issued by the Trust (which, together with shares currently outstanding, constitutes "EQK Shares"), the combined effect of which will give ART up to an approximate 49% interest in EQK. The number of existing EQK Shares acquired by ART and the number of EQK Shares issued to ART may be adjusted if, due to certain circumstances, less than all of the Selling Shareholders complete their transaction with ART. The Selling Shareholders will receive for each EQK Share sold 0.030 of an ART Preferred Share with corresponding liquidation value of $0.30 per EQK Share sold. The remaining shareholders will be entitled to retain their Shares at the time of the Merger, but will be compensated for the dilution in their percentage ownership interest through the receipt of 0.014 of an ART Preferred Share with a corresponding liquidation value of $0.14 per EQK Share held. In addition, ART currently intends (but is not legally obligated) to acquire the remaining EQK Shares from such other shareholders at some time after the third anniversary of the consummation of the Merger for not less than 0.0486 of an ART Preferred Share with a liquidation value of $0.486 for each EQK Share tendered.

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

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



The Revised Merger Agreement is currently terminable by either ART or the Trust if the Merger has not been accomplished by July 30, 1999. The Revised Merger Agreement also may be terminated by the Trust if (i) the Trust secures a more favorable offer from another party subject to the payment of the Break-Up Consideration; or (ii) the Revised Merger Agreement in any way impairs or delays the sale of the Mall, or is likely to result in a material reduction in proceeds.

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

As previously announced, on March 5, 1999, the Trust entered into a non-binding letter of intent to sell the Mall to a private real estate group (the "Prospective Purchaser") for $51 million. Closing was subject to a number of conditions, including the satisfactory completion of due diligence, the Prospective Purchaser's obtaining financing and the execution of a definitive purchase and sale agreement. The letter of intent provided for an exclusive period, which expired May 15, 1999, during which time the Trust could not solicit, negotiate, or execute other offers for the sale of the Mall.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Based on current status of negotiations, substantial doubt exists as to the Trust's ability to close this transaction prior to the expiration dates of its forbearance and loan extension arrangements as described in Note 5, or at all. Accordingly, Management will propose to its lenders that further forbearance and extension arrangements be granted. However, no assurances can be given that the lenders will grant such relief. Depending upon the status of the negotiations with the Prospective Purchaser, Management may consider additional marketing activities relating to the Mall.

The Trust understands that two of its former officers are affiliated with a company that has entered into a relationship with the Prospective Purchaser in connection with this transaction.

Mortgage Debt Extensions

The Trust's debt instruments (aggregate principal outstanding of $45,370,000) had original maturity dates of December 15, 1995. The Trust's Mortgage Note Lender and Term Loan Lender have agreed to extend the maturity date of the loans twice, first for a period of one year through December 15, 1996, and second for a period of 18 months through June 15, 1998. Following the June 15, 1998 maturity date, the Mortgage Note Lender granted two six-month forbearance arrangements (through December 15, 1998 and June 15, 1999) wherein it agreed not to exercise remedies for non-repayment of the outstanding principal balance. The Term Loan Lender has granted two six-month extensions of its maturity date so as to coincide with such forbearance periods. These forbearance arrangements are conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements.

As discussed above, the Trust's expiration date of its forbearance and extension arrangements is June 15, 1999. The potential inability of the Trust to refinance this debt or to generate sufficient proceeds from the sale of the Mall to repay the debt raises substantial doubt about the Trust's ability to continue as a going concern. Given the uncertainty surrounding the timing of the disposition of the Mall as described in Note 1, Management will propose to its lenders that further forbearance and extension arrangements be granted. However, no assurances can be given that the lenders will grant such relief. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

GENERAL

Cash flows provided by operating activities decreased $383,000 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease is attributable to the timing of payment of real estate taxes and certain other operating expenses. These current year cash outflows are offset by the March 1999 Mortgage Note interest payment which was deferred until April 1999, as well as the receipt of several tenants' prepayment of real estate tax reimbursements during the first quarter of 1999. In addition, the cash flows for the first quarter of 1998 includes the receipt of certain reimbursements from ART in accordance with the Revised Merger Agreement.

Cash flows used in investing activities during the three months ended March 31, 1999, $30,000, were for tenant allowances at the Mall. The Trust anticipates capital expenditures of approximately $1,660,000 for the remainder of 1999, which include budgeted tenant allowances of $1,307,000. Certain of these expenditures are discretionary in nature and may be deferred into future periods.

For the three months ended March 31, 1999, cash flows used in financing activities were limited to principal payments on the Trust's Term Loan. The Mortgage Note requires monthly payments of interest only.

The Trust's liquidity requirements for the remainder of 1999 also will include principal and interest payments of approximately $1,337,000 through June 15, 1999, pursuant to the existing loan and forbearance agreements. The forbearance and extension agreements specify that the remaining loan balances of $45,370,000 be paid in full by June 15, 1999. In the event the sale of the Mall is not completed by June 15, 1999, Management will propose to its lenders that further forbearance and extensions be granted. However, no assurance can be given that the lenders will grant such relief.

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

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Trust intends to sell the Mall and, therefore, has classified its real estate as held for sale at April 1, 1998. Accordingly, the investment in real estate, including deferred leasing costs, is recorded at the lower of cost or estimated fair market value, less estimated costs to sell.

Depreciation is not recorded for real estate assets held for sale. Therefore, the Trust discontinued recording depreciation and amortization of real estate assets on April 1, 1998.

The Trust has not written up the cost basis of its investment in the Mall to its substantially higher fair value. Therefore, the Trust does not believe that its deficit in shareholders' equity of $4,485,000 at March 31, 1999 is indicative of its current liquidity or the net distribution that its shareholders would receive upon liquidation.

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

The Mall has been assessed in an effort to identify Y2K issues. Remediation efforts are expected to be complete by July 31, 1999. The remediation strategy has been developed based on the assessment findings.

The Trust and the Mall have incurred costs to date relating to Y2K of approximately $15,700. The total assessment cost is expected to be approximately $16,000 and the total cost for quality assurance for third party engineers and consultants is expected to be approximately $3,400. Estimated remediation costs of $30,500 are expected to be incurred to remediate and test non-compliant building systems.

The failure to adequately address the Year 2000 issue may result in the closure of the Mall. In order to reduce the potential impact on the operations of the Trust and the Mall, Trust contingency plans are expected to be developed by July 31, 1999, and the building contingency plan is expected to be developed by June 30, 1999. A contingency plan may involve but not be limited to the engagement of additional security services, the disconnection of systems that interface (that does not significantly impact Mall operations) and the identification and engagement of alternative service vendors.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three months ended March 31, 1999, the Trust reported net income of $347,000 ($.04 per share) compared to a net loss of $335,000 ($.04 per share) for the three months ended March 31, 1998. The increase in net income is primarily attributable to the cessation of recording depreciation and amortization on the Mall's assets as a result of the Trust's real estate being classified as "held for sale" as of April 1, 1998. No depreciation and amortization expense was recorded for the first quarter of 1999 whereas $547,000 of depreciation and amortization expense was recorded for the first quarter of 1998.

The Trust's revenues from rental operations for the three months ended March 31, 1999 and 1998 were $1,612,000 and $1,553,000,respectively. This represents an increase of $59,000 over the prior year period. This increase is attributable to the Trust recognizing income from a bankruptcy settlement ($29,000) and income received from the Pennsylvania Department of Transportation for its purchase of a 0.8 acre remote land parcel owned by the Trust ($30,000) in the current period.

Operating expenses net of tenant reimbursements were $133,000 and $158,000 for the three month periods ended March 31, 1999 and 1998, respectively. This variance is comprised of several operating expense variances, none of which are considered significant.

Interest expense decreased $81,000 from the prior year primarily due to recording the amortization of extension fees associated with the 1996 debt extension during the three month period ended March 31, 1998 ($88,000). The majority of the 1996 debt extension costs were fully amortized by June 30, 1998. Partially offsetting this variance was the amortization of extension fees in the first quarter of 1999 related to the extension of the maturity date of the Mortgage Loan and Term Loan through June 15, 1999
($16,000).

Other expenses net of interest income were $113,000 and $83,000 for the three month periods ended March 31, 1999 and 1998, respectively. The increase in these expenses over the prior year is primarily due to the costs incurred by the Trust for the administration of the Special Meeting of Shareholders held on February 23, 1999.

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

              Item 5.      Other Information
                           None

              Item 6.      Exhibits and Reports on Form 8-K
                           (a)  Exhibits:
                                    2.  None
                                    4.  None
                                    10. Material Contracts
                                        (1) First Amendment to Amended and
                                            Restated Agreement and Plan of
                                            Merger by and among the Registrant,
                                            American Realty Trust,  Inc., ART
                                            Newco,  LLC, Basic Capital
                                            Management, Inc., EQK Realty
                                            Investors I, and Lend Lease
                                            Portfolio Management, Inc. (a)
                                    11. See Note 2 to Financial Statements
                                    15. Not Applicable
                                    18. Not Applicable
                                    19. None
                                    22. None
                                    23. Not Applicable
                                    24. None
                                    27. Included in EDGAR transmission only.
                                        (for SEC use only).
                           (b)  Reports on Form 8-K
                                    None
--------------------------------------------------------------------------------
                     (a) Incorporated herein by reference to exhibit 99.8 filed with Registration Statement on April 23, 1999 on Amendment #5 to form S-4 filed by American Realty Trust, Inc. (Registration Statement Number 333-43777)

                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 17, 1999           EQK REALTY INVESTORS I


                               By: /s/ Samuel F. Hatcher
                                   ---------------------------------------------
                                   Samuel F. Hatcher
                                   President (Principal Executive Officer)
                                   and Trustee

                              By:  /s/ Don Henry
                                   ---------------------------------------------
                                   Don Henry
                                   Vice President (Principal Financial Officer)
                                   and Controller