Form 10-Q
period 1999-06-30
EQK REALTY INVESTORS I
filed 1999-08-16
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                           Commission File No. 1-8815
                           --------------------------

                             EQK REALTY INVESTORS I
                             ----------------------
             (Exact name of Registrant as specified in its Charter)

        Massachusetts                                     23-2320360
        -------------                                     ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

3424 Peachtree Road NE, Suite 800, Atlanta, GA              30326
----------------------------------------------              -----
  (Address of principal executive offices)                (Zip Code)

                                 (404) 848-8600
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past 90 days. [X] Yes [ ] No


       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ]No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 9,632,212 as of August 13, 1999.
                                          -------------------------------

                             EQK REALTY INVESTORS I

                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1999

                                     INDEX


                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.  Balance Sheets as of June 30, 1999
         and December 31, 1998                                           3

         Statements of Operations for the three
         and six months ended June 30, 1999 and
         June 30, 1998                                                   4

         Statements of Cash Flows for the six
         months ended June 30, 1999 and
         June 30, 1998                                                   5

         Notes to the Financial Statements                               6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                  13

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                              22

PART II - OTHER INFORMATION

Items 1 through 6.                                                      23

SIGNATURES                                                              25

                             EQK REALTY INVESTORS I
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                               June 30,       December 31,
                                                                                 1999            1998
                                                                               --------       ------------
                     ASSETS


Real estate held for sale                                                      $  39,473       $  39,360

Cash and cash equivalents:
    Cash Management Agreement                                                      3,576           3,390
    Other                                                                            255             471


Accounts receivable and other assets (net of allowance of $5                       1,765           1,881
  and $67, respectively)
                                                                               ---------       ---------


TOTAL ASSETS                                                                   $  45,069       $  45,102
                                                                               =========       =========


                 LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

      Mortgage note payable                                                    $  43,794       $  43,794

      Term loan payable to bank                                                    1,572           1,580

      Accounts payable and other liabilities (including amounts due
         affiliates of $3,130 and $3,107, respectively)                            4,146           4,560
                                                                               ---------       ---------


                                                                                  49,512          49,934

Commitments and Contingencies (Note 1 and 5)


Deficit in Shareholders' Equity:

      Shares of beneficial interest, without par value: 10,055,555 shares
         authorized, 9,632,212 shares issued and outstanding                     135,875         135,875

      Accumulated deficit                                                       (140,318)       (140,707)
                                                                               ---------       ---------

                                                                                  (4,443)         (4,832)
                                                                               ---------       ---------

TOTAL LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY                          $  45,069       $  45,102
                                                                               =========       =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                  Three months ended June 30,    Six months ended June 30,
                                                  ---------------------------    -------------------------
                                                       1999        1998              1999        1998
                                                       ----        ----              ----        ----

Revenues from rental operations                       $1,519      $ 1,337           $3,131      $ 2,890

Operating expenses, net of tenant
   reimbursements (including property
   management fees earned by an affiliate of
   $0, $72, $0 and $146, respectively)                   336          281              469          439

Depreciation and amortization                             19            0               19          547
                                                      ------      -------           ------      -------

Income from rental operations                          1,164        1,056            2,643        1,904

Interest expense                                       1,027        1,099            2,046        2,199

Other expenses, net of interest income
 (including portfolio management fees
  earned by an affiliate of $52, $55
  $103, and $118, respectively)                           95          102              208          185
                                                      ------      -------           ------      -------

Net income (loss)                                     $   42      $  (145)          $  389      $  (480)
                                                      ======      =======           ======      =======

Net income (loss) per share                           $ 0.00      ($ 0.02)          $ 0.04      ($ 0.05)
                                                      ======      =======           ======      =======


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                        Six months ended June 30,
                                                        -------------------------
                                                           1999          1998
                                                           ----          ----

Cash flows from operating activities:
  Net income (loss)                                      $   389       $  (480)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                           19           547
      Amortization of deferred financing costs                34           176
      Changes in assets and liabilities:
      Decrease in accounts payable and
         other liabilities                                  (414)         (293)
      Decrease in accounts receivable
         and other assets                                    107           362
                                                         -------       -------
Net cash provided by operating activities                    135           312
                                                         -------       -------
Cash flows from investing activities:
  Additions to real estate investments                      (132)         (270)
                                                         -------       -------
Net cash used in investing activities                       (132)         (270)
                                                         -------       -------
Cash flows from financing activities:
   Payment of deferred financing costs                       (25)         (361)
   Scheduled repayments of debt                               (8)           (3)
                                                         -------       -------
Net cash used in financing activities                        (33)         (364)
                                                         -------       -------
Decrease in cash and cash equivalents                        (30)         (322)
Cash and cash equivalents
  beginning of period                                      3,861         3,323
                                                         -------       -------
Cash and cash equivalents
  end of period                                          $ 3,831       $ 3,001
                                                         =======       =======

Supplemental disclosure of cash flow information:
Interest paid                                            $ 2,031       $ 2,023
                                                         =======       =======

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1:  DESCRIPTION OF BUSINESS

         EQK Realty Investors I, a Massachusetts business trust ("EQK" or the "Trust"), was formed pursuant to an Amended and Restated Declaration of Trust dated February 27, 1985, as amended on March 5, 1986, to acquire certain income-producing real estate investments. Commencing with the period beginning April 1, 1985, the Trust qualified for and elected real estate investment trust ("REIT") status under the provisions of the Internal Revenue Code. Lend Lease Portfolio Management, Inc. ("LLPM") serves as the "Advisor" to the Trust.

         At June 30, 1999, the Trust's remaining real estate investment is Harrisburg East Mall (the "Mall"), a regional shopping center in Harrisburg, Pennsylvania, which is currently held for sale. On December 8, 1995, the Trust sold its remaining interest in Castleton Park, an office park in Indianapolis, Indiana. The Trust sold office buildings comprising an office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion, during 1992 and 1993. In 1991, the Trust completed the sale of two office buildings at Castleton.

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

         The Merger Agreement was amended on August 25, 1998 (as further amended on April 22, 1999 and on June 4, 1999, the "Revised Merger Agreement") to provide for, among other matters, the right of the Trust to sell the Mall and distribute proceeds of such sale to the Trust's shareholders prior to completing the Merger and a corresponding reduction in the Merger consideration to be paid to the Trust's shareholders.

         An Annual Meeting of Shareholders (the "Annual Meeting") convened on August 3, 1999 to consider and vote upon (1) the Revised Merger Agreement (the "Merger Proposal"), (2) an amendment and restatement of EQK's Amended and Restated Declaration of Trust (the "Declaration Amendment Proposal"), (3) the termination of EQK's advisory agreement with Lend Lease Portfolio Management, Inc. and the execution by EQK of a new advisory agreement with Basic Capital Management Inc., an affiliate of ART, as advisor (the "New

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


         Advisory Agreement Proposal"), and (4) the election of the Board of Trustees of EQK (the "Board of Election Proposal" and, together with the Merger Proposal, the Declaration Amendment Proposal, and the New Advisory Agreement Proposal, the "Proposals"). The Annual Meeting was adjourned until August 26, 1999.

         The affirmative vote of holders of 75% of the outstanding shares of EQK ("Requisite Shareholder Approval") is required for the approval of the Merger Proposal, the Declaration Amendment Proposal and the New Advisory Agreement Proposal (collectively, the "Merger Related Proposals"). None of the Merger Related Proposals will take effect unless all such proposals receive Requisite Shareholder Approval.

         The Merger consideration will be comprised entirely of ART Series F Cumulative Convertible Preferred Stock with a par value of $2.00 per share and a liquidation value of $10.00 per share. ("ART Preferred Shares"). The Merger will be effected by (i) ART's acquisition of up to 4,376,056 shares currently held by four EQK shareholders including LLPM, Summit Venture LP ("Summit"), Sutter Opportunity Fund LLC ("Sutter"), and Maurice A. Halperin ("Halperin"), (the "Selling Shareholders") pursuant to the terms of separate stock purchase agreements (each a "Stock Purchase Agreement" and collectively, the "Block Purchase"), and (ii) ART's receipt of 673,976 shares newly issued by the Trust (the "ART Merger Consideration" which, together with Shares currently outstanding, constitutes "EQK Shares"), the combined effect of which will give ART up to an approximate 49% interest in EQK.

         The number of EQK Shares acquired by ART and the number of EQK Shares issued to ART may be adjusted if, due to certain circumstances, less than all of the Selling Shareholders complete their transaction with ART. The Selling Shareholders will receive for each EQK Share sold
         0.030 of an ART Preferred Share with a corresponding liquidation value of $0.30 per EQK Share sold. The remaining EQK shareholders (the "Public EQK Shareholders") will be entitled to retain their Shares at the time of the Merger, but will be compensated for the dilution in their percentage ownership interest through the receipt of 0.014 of an ART Preferred Share with a corresponding liquidation value of $0.14 per EQK Share held (the "EQK Merger Consideration"). In addition, ART currently intends (but is not legally obligated) to acquire the remaining EQK Shares from such other Public EQK Shareholders at some time after the third anniversary of the consummation of the Merger for not less than 0.0486 of an ART Preferred Share with a liquidation value of $0.486 for each EQK Share tendered.

         At this time, Halperin has not agreed to sell his EQK Shares to ART. If Halperin does not agree to sell such shares to ART prior to the Merger, and the Merger-Related Proposals receive Requisite Shareholder Approval, Halperin will be entitled to receive the same EQK Merger Consideration per share as the consideration to be paid to the other Public EQK Shareholders and ART will be entitled to receive the ART Merger Consideration without modification. Upon consummation of the Block Purchase (excluding Haplerin's EQK Shares)

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


         and the Merger, ART would own not more than 41% of the issued and outstanding EQK Shares and the Public EQK Shareholders (including Halperin) will have effectively "sold" approximately 4.15% of their EQK Shares to ART.

         If Summit and Sutter elect to terminate their respective Stock Purchase Agreements (which termination could occur subsequent to the Annual Meeting) and ART determines to proceed with the closing of the Merger, Summit and Sutter would be entitled to receive the same EQK Merger Consideration per share as the other Public EQK Shareholders and ART will be entitled to receive the same ART Merger Consideration per share as the other Public EQK Shareholders without modification. In such event, ART would own not more than 23% of the issued and outstanding EQK Shares and the Public EQK Shareholders (including Halperin, Summit, and Sutter) will have effectively "sold" approximately 5.4% of their EQK Shares to ART.

         Upon completion of the sale of the Mall and receipt of Requisite Shareholder Approval for the Merger Related Proposals, the Merger would be completed. Immediately prior to the closing of the Merger, ART will convey one of its properties to the Trust. The total consideration paid by the Trust to ART for this property will be a $1,250,000 non-recourse five-year promissory note. The Trust will also assume approximately $1,498,000 of existing debt.

         ART has agreed to permit the Trust to continue to solicit, or respond to, offers from third parties for the Trust. In the event the Trust accepts an offer from a party other than ART and elects not to proceed with the Merger, the Trust generally will be obligated to pay ART a break-up fee of $200,000 plus its share of transaction expenses (collectively, the "Break-Up Consideration").

         The Revised Merger Agreement is currently terminable by either ART or the Trust if the Merger has not been accomplished by October 29, 1999. The Revised Merger Agreement also may be terminated by the Trust if (i) the Trust secures a more favorable offer from another party subject to the payment of the Break-Up Consideration; or (ii) the Revised Merger Agreement in any way impairs or delays the sale of the Mall, or is likely to result in a material reduction in proceeds.

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

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


         complaint also seeks other relief including unspecified damages. The Management of the Trust is pursuing its legal defenses and believes that the disposition of this matter will not have a material adverse effect on the financial position of the Trust.

         As previously announced, on March 5, 1999, the Trust entered into a non-binding letter of intent to sell the Mall to a private real estate group (the "Prospective Purchaser") for $51 million. Closing was subject to a number of conditions, including the satisfactory completion of due diligence, the Prospective Purchaser's obtaining financing and the execution of a definitive purchase and sale agreement. The Letter of Intent provided for an exclusivity period, which expired May 15, 1999, during which time the Trust could not solicit, negotiate, or execute other offers for the sale of the Mall. There is substantial doubt that the Trust will be able to close any transaction with the Prospective Purchaser based upon certain terms that the Prospective Purchaser has proposed. As a result, the Trust has commenced additional marketing activities relating to the sale of the Mall.

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

         The Trust is actively attempting to sell the Mall and, therefore, has classified its investment in real estate on the balance sheet as held for sale effective April 1, 1998. Accordingly, all real estate assets, including deferred leasing costs, are recorded at the lower of cost or estimated fair market value, less estimated costs to sell. Depreciation is not recorded for real estate assets held for sale. Therefore, the Trust discontinued recording depreciation and amortization of real estate assets on April 1, 1998. The depreciation recorded in the second quarter of 1999 represents the write off of a non-recoverable tenant allowance.

         In the opinion of the Trust, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of June 30, 1999, its results of operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998, have been included in the accompanying unaudited financial statements.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


NOTE 3:  CASH MANAGEMENT AGREEMENT

         In connection with the Trust's Mortgage Debt agreement (as amended and extended), the Trust entered into a Cash Management Agreement with Prudential (the "Mortgage Note Lender") and assigned all lease and rent receipts to the Mortgage Note Lender as additional collateral. Pursuant to this agreement, a third-party escrow agent has been appointed to receive all rental payments from tenants and to fund monthly operating expenses in accordance with a budget approved by the Mortgage Note Lender. As of June 30, 1999, a balance of $2,110,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which are funded each month with any excess operating cash flow, are limited to capital expenditures approved by the Mortgage Note Lender. As of June 30, 1999 the balance of the capital reserve account was $1,466,000.

NOTE 4:  ADVISORY AND MANAGEMENT AGREEMENTS

         The Advisor is a wholly owned subsidiary of Lend Lease Real Estate Investments, Inc. The Advisor makes recommendations to the Trust concerning investments, administration and day-to-day operations.

         Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and generally has been payable monthly without subordination. However, given the Shares of the Trust are no longer traded on a market with readily available market values, the Trustees agreed on a stipulated rate of $0.75 per share to be used for purposes of calculating the management fee for the period May 4, 1998 through December 31, 1998 and $0.37 per share for the period January 1, 1999 through June 30, 1999.

         Commencing with the December 1995 extension of debt and continuing with the December 1996 debt extension, the Mortgage Note Lender has requested, and the Advisor has agreed to, a partial deferral of payment of its fee. Whereas the fee continues to be computed as described above, payments to the Advisor are limited to $37,500 per quarter. Accrued but unpaid amounts will be eligible for payment upon the repayment of the Mortgage Note. For the six months ended June 30, 1999 and 1998, portfolio management fees were $103,000 and $118,000, respectively. The balance of deferred portfolio management fees at June 30, 1999 was $327,000.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


         As of December 31, 1989, portfolio management fees of $5,440,000 payable to the Advisor were deferred in accordance with subordination provisions contained in the original advisory agreement. Pursuant to the amended advisory agreement, the Advisor forgave one-half, or $2,720,000, of the deferred balance. The remaining deferred fees are to be paid upon the disposition of the Trust's properties. As of June 30, 1999, the liability for deferred management fees was $2,720,000.

         Upon the sale of all or any portion of any real estate investment of the Trust, the Advisor will receive a disposition fee equal to 2% of the gross sale price (including outstanding indebtedness taken subject to or assumed by the buyer and any purchase money indebtedness taken back by the Trust). The disposition fee will be reduced by the amount of any brokerage commissions and legal expenses incurred by the Trust in connection with such sales. The Trust incurred no disposition fees as of June 30, 1999.

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

NOTE 5:  DEBT MATURITIES

         The Trust's debt instruments (aggregate principal outstanding of $45,366,000) had original maturity dates of December 15, 1995. The Trust's Mortgage Note Lender and Term Loan Lender have agreed to extend the maturity date of the loans twice, first for a period of one year through December 15, 1996, and second for a period of 18 months through June 15, 1998. Following the June 15, 1998 maturity date, the Mortgage Note Lender granted three six-month forbearance arrangements (most recently through December 15, 1999) wherein it agreed not to exercise remedies for non-repayment of the outstanding principal balance. The Term Loan Lender has granted three six-month extensions of its maturity date so as to coincide with such forbearance periods. These forbearance arrangements are conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements.

         In consideration for the extension of the forbearance agreement relating to the Mortgage Note through December 15, 1999, the Trust paid an extension fee of $25,000. In consideration for the extension of the maturity date of the Term Loan through December 15, 1999, the Trust agreed to pay an extension fee of $15,700.

                             EQK REALTY INVESTORS I

                         NOTES TO FINANCIAL STATEMENTS


         As discussed above, the Trust's expiration date of its forbearance and extension arrangements is December 15, 1999. The potential inability of the Trust to refinance this debt or to generate sufficient proceeds from the sale of the Mall to repay the debt raises substantial doubt about the Trust's ability to continue as a going concern. In the event the Trust is unable to complete the disposition of the Mall prior to December 15, 1999, Management will propose to its lenders that further forbearance and extension arrangements be granted. However, no assurances can be given that the lenders will grant such relief. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6:  SUBSEQUENT EVENT

         On July 1, 1999 the Registration Statement relating to the ART Preferred Shares that would be issued upon a closing pursuant to the Revised Merger Agreement was declared effective by the SEC.

         The Annual Meeting convened on August 3, 1999 to consider and vote on the Proposals discussed in Note 1. The Meeting has been adjourned to Thursday August 26, 1999.

                             EQK REALTY INVESTORS I

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the financial statements and notes that appear on pages 3-12.

FINANCIAL CONDITION

Capital Resources

Trust Background

As of June 30, 1999, the Trust's remaining real estate investment is Harrisburg East Mall (the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. During the period 1992 to 1995, the Trust completed the disposition of its two other real estate investments. Castleton Park, an office park in Indianapolis, Indiana was sold in 1995, and Peachtree Dunwoody Pavilion, an office park in Atlanta, Georgia, was sold in three separate transactions during 1992 and 1993.

Management intends to dispose of its remaining real estate investment, the Mall, as soon as commercially practicable. Recognizing that the disposition of the Mall would not be completed prior to the June 15, 1999 expiration date of its forbearance and extension agreements, Management proposed to its lenders that further forbearance and extension arrangements be granted and the lenders granted such relief through December 15, 1999.

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

                             EQK REALTY INVESTORS I

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Merger Agreement was amended on August 25, 1998 (as further amended on
April 22, 1999 and June 4, 1999, the "Revised Merger Agreement") to provide for, among other matters, for the right of the Trust to sell the Mall and distribute proceeds of such sale to the Trust's shareholders prior to completing the Merger and a corresponding reduction in the Merger consideration to be paid to the Trust's shareholders.

An Annual Meeting of Shareholders (the "Annual Meeting") convened on August 3, 1999 to consider and vote upon (1) the Revised Merger Agreement (the "Merger Proposal"), (2) an amendment and restatement of EQK's Amended and Restated Declaration of Trust (the "Declaration Amendment Proposal"), (3) the termination of EQK's advisory agreement with Lend Lease Portfolio Management, Inc. and the execution by EQK of a new advisory agreement with Basic Capital Management Inc., an affiliate of ART, as advisor (the "New Advisory Agreement Proposal"), and (4) the election of the Board of Trustees of EQK (the "Board of Election Proposal" and, together with the Merger Proposal, the Declaration Amendment Proposal, and the New Advisory Agreement Proposal, the "Proposals"). The Annual Meeting was adjourned until August 26, 1999.

The affirmative vote of holders of 75% of the outstanding shares of EQK ("Requisite Shareholder Approval") is required for the approval of the Merger Proposal, the Declaration Amendment Proposal and the New Advisory Agreement Proposal (collectively, the "Merger Related Proposals"). None of the Merger Related Proposals will take effect unless all such proposals receive Requisite Shareholder Approval.

The Merger consideration will be comprised entirely of ART Series F Cumulative Convertible Preferred Stock with a par value of $2.00 per share and a liquidation value of $10.00 per share. ("ART Preferred Shares"). The Merger will be effected by (i) ART's acquisition of up to 4,376,056 shares currently held by four EQK shareholders including LLPM, Summit Venture L.P. ("Summit"), Sutter Opportunity Fund LLC ("Sutter"), and Maurice A. Halperin ("Halperin"), (the "Selling Shareholders") pursuant to the terms of separate stock purchase agreements (each a "Stock Purchase Agreement" and collectively, the "Block Purchase"), and (ii) ART's receipt of 673,976 shares newly issued by the Trust (the "ART Merger Consideration" which, together with shares currently outstanding, constitutes "EQK Shares"), the combined effect of which will give ART up to an approximate 49% interest in EQK.

The number of EQK Shares acquired by ART and the number of EQK Shares issued to ART may be adjusted if, due to certain circumstances, less than all of the Selling Shareholders complete their transaction with ART. The Selling Shareholders will receive for each EQK Share sold 0.030 of an ART Preferred Share with a corresponding liquidation value of $0.30 per EQK Share sold. The remaining shareholders (the "Public EQK Shareholders") will be entitled to retain their Shares at the time of the Merger, but will be compensated for the dilution in their percentage ownership interest through the receipt of 0.014 of an ART Preferred Share with a corresponding liquidation value of $0.14 per EQK Share held. In addition, ART currently intends (but is not legally obligated) to acquire the remaining EQK

                             EQK REALTY INVESTORS I

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Shares from such other Public EQK Shareholders at some time after the third anniversary of the consummation of the Merger for not less than 0.0486 of an ART Preferred Share with a liquidation value of $0.486 for each EQK Share tendered.

At this time, Halperin has not agreed to sell his EQK Shares to ART. If Halperin does not agree to sell such shares to ART prior to the Merger, and the Merger-Related Proposals receive the Requisite Shareholder Approval, Halperin will be entitled to receive the same EQK Merger Consideration per share as the consideration to be paid to the other Public EQK Shareholders and ART will be entitled to receive the ART Merger Consideration without modification. Upon consummation of the Block Purchase (excluding Haplerin's EQK Shares) and the Merger, ART would own not more than 41% of the issued and outstanding EQK Shares and the Public EQK Shareholders (including Halperin) will have effectively "sold" approximately 4.15% of their EQK Shares to ART.

If Summit and Sutter elect to terminate their respective Stock Purchase Agreements (which termination could occur subsequent to the Annual Meeting) and ART determines to proceed with the closing of the Merger, Summit and Sutter would be entitled to receive the same EQK Merger Consideration per share as the other Public EQK Shareholders and ART will be entitled to receive the ART Merger Consideration per share as the other Public EQK Shareholders without modification. In such event, ART would own not more than 23% of the issued and outstanding EQK Shares and the Public EQK Shareholders (including Halperin, Summit, and Sutter) will have effectively "sold" approximately 5.4% of their EQK Shares to ART.

Upon completion of the sale of the Mall and receipt of Requisite Shareholder Approval, for the Merger Related Proposals, the Merger would be completed. Immediately prior to the closing of the Merger, ART will convey one of its properties to the Trust. The total consideration paid by the Trust to ART for this property will be a $1,250,000 non-recourse five-year promissory note. The Trust will also assume approximately $1,498,000 of existing debt.

ART has agreed to permit the Trust to continue to solicit, or respond to, offers from third parties for the Trust. In the event the Trust accepts an offer from a party other than ART and elects not to proceed with the Merger, the Trust generally will be obligated to pay ART a break-up fee of $200,000 plus its share of transaction expenses (collectively, the "Break-Up Consideration").

The Revised Merger Agreement is currently terminable by either ART or the Trust if the Merger has not been accomplished by October 29, 1999. The Revised Merger Agreement also may be terminated by the Trust if (i) the Trust secures a more favorable offer from another party subject to the payment of the Break-Up Consideration; or (ii) the Revised Merger Agreement in any way impairs or delays the sale of the Mall, or is likely to result in a material reduction in proceeds.

                             EQK REALTY INVESTORS I

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


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

Harrisburg East Mall Disposition Plan

Management commenced marketing and sales activities relating to the Mall during the second quarter of 1998, which included the retention of an outside broker. Since the commencement of sales activities, changing conditions in the capital markets have had an adverse effect on the real estate market, and especially on the market for regional shopping malls. This unfavorable environment has been characterized by a reduction in available sources of financing for real estate transactions and by reduced purchasing interest on the part of many traditional buyers, including many of the public real estate investment trusts.

As previously announced, on March 5, 1999, the Trust entered into a non-binding letter of intent to sell the Mall to a private real estate group (the "Prospective Purchaser") for $51 million. Closing was subject to a number of conditions, including the satisfactory completion of due diligence, the Prospective Purchaser's obtaining financing and the execution of a definitive purchase and sale agreement. The Letter of Intent provided for an exclusivity period, which expired May 15, 1999, during which time the Trust could not solicit, negotiate, or execute other offers for the sale of the Mall. There is substantial doubt that the Trust will be able to close any transaction with the Prospective Purchaser based upon certain terms that the Prospective Purchaser has proposed. As a result, the Trust has commenced additional marketing activities relating to the sale of the Mall.

The Trust understands that two of its former officers are affiliated with a company that has entered into a relationship with the Prospective Purchaser in connection with this transaction.

Mortgage Debt Extensions

The Trust's debt instruments (aggregate principal outstanding of $45,366,000) had original maturity dates of December 15, 1995. The Trust's Mortgage Note Lender and Term Loan Lender have agreed to extend the maturity date of the loans twice, first for a period of one year through December 15, 1996, and second for a period of 18 months through June 15, 1998. Following the June 15, 1998 maturity date, the Mortgage Note Lender granted three six-month forbearance arrangements (most recently through

                             EQK REALTY INVESTORS I

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


December 15, 1999) wherein it agreed not to exercise remedies for non-repayment of the outstanding principal balance. The Term Loan Lender has granted three six-month extensions of its maturity date so as to coincide with such forbearance periods. These forbearance and extension arrangements are conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements.

In consideration for the extension of the forbearance agreement relating to the Mortgage Note through December 15, 1999, the Trust paid an extension fee of $25,000. In consideration for the extension of the maturity date of the Term Loan through December 15, 1999, the Trust agreed to pay an extension fee of $15,700.

As discussed above, the Trust's expiration date of its forbearance and extension arrangements is December 15, 1999. The potential inability of the Trust to refinance this debt or to generate sufficient proceeds from the sale of the Mall to repay the debt raises substantial doubt about the Trust's ability to continue as a going concern. Given the uncertainty surrounding the timing of the disposition of the Mall, Management will propose to its lenders that further forbearance and extension arrangements be granted. However, no assurances can be given that the lenders will grant such relief. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity

General

Cash flows provided by operating activities for the six month period ended June 30, 1999 and June 30, 1998 were $135,000 and $312,000, respectively, representing a decrease of $177,000 over the prior year period. Although income from operations increased over the prior year (as discussed in "Results of Operations"), this increase was offset by the timing of payment of certain recurring operating expenses. Further, the Trust received certain reimbursements from ART in accordance with the Revised Merger Agreement during the first half of 1998.

Cash flows used in investing activities during the six months ended June 30, 1999 ($132,000) and June 30, 1998 ($270,000) were for routine capital expenditures at the Mall. The Trust anticipates capital expenditures of approximately $1,623,000 for the remainder of 1999, which is primarily comprised of forecasted tenant allowances of $1,355,000.

                             EQK REALTY INVESTORS I

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


For the six months ended June 30, 1999 cash flows used in financing activities were $33,000 which represents payments made for extension fees to the Mortgage Note Lender ($25,000) and principal payments on the Trust's Term Loan ($8,000). Cash flows used in financing activities for the six months ended June 30, 1998 represents payments made for extension fees to the Mortgage Note Lender ($273,000) and the Term Loan Lender ($88,000) as well as principal payments on the Term Loan ($3,000). The Mortgage Note requires monthly payments of interest only.

The Trust's liquidity requirements for the remainder of 1999 also will include principal and interest payments of approximately $2,015,000 through December 15, 1999, pursuant to the existing loan and forbearance agreements. The forbearance and extension agreements specify that the remaining loan balances of $45,366,000 be paid in full by December 15, 1999. In the event the sale of the Mall is not completed by December 15, 1999, Management will propose to its lenders that further forbearance and extensions be granted. However, no assurance can be given that the lenders will grant such relief.

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

The Trust intends to sell the Mall and, therefore, has classified its real estate as held for sale at April 1, 1998. Accordingly, the investment in real estate, including deferred leasing costs, is recorded at the lower of cost or estimated fair market value, less estimated costs to sell. Depreciation is not recorded for real estate assets held for sale. Therefore, the Trust discontinued recording depreciation and amortization of real estate assets on April 1, 1998. The depreciation expense recorded in the second quarter of 1999 represents the write off of a non-recoverable tenant allowance.

The Trust has not written up the cost basis of its investment in the Mall to its substantially higher fair value. Therefore, the Trust does not believe that its deficit in shareholders' equity of $4,443,000 at June 30, 1999 is indicative of its current liquidity or the net distribution that its shareholders would receive upon liquidation.

                             EQK REALTY INVESTORS I

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Year 2000 Readiness Disclosure

The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue ("Y2K"). As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

Y2K exposures of the Trust and the Mall are currently being assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Trust continues to communicate with its third party service vendors to assess Y2K compliance status and the adequacy of Y2K efforts.

The Mall has been assessed in an effort to identify critical Y2K issues. Remediation efforts are expected to be complete by September 30, 1999. The remediation strategy has been developed based on the assessment findings.

The Trust and the Mall have incurred costs to date relating to Y2K of approximately $18,600, which is comprised of total assessment cost of approximately $15,200 and total cost for quality assurance for third party engineers and consultants of approximately $3,400. Estimated remediation costs of $30,500 are expected to be incurred to remediate and test non-compliant building systems.

The failure to adequately address the Year 2000 issue may result in the closure of the Mall. In order to reduce the potential impact on the operations of the Trust and the Mall, Trust contingency plans are expected to be completed by September 30, 1999.

A building contingency plan has been developed. A contingency plan may involve the engagement of additional security services, implementation of temporary systems modifications, and the identification and engagement of alternative service vendors. Additional contingency plans may be developed as circumstances warrant.

                             EQK REALTY INVESTORS I

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

For the six months ended June 30, 1999, the Trust reported net income of $389,000 ($.04 per share) compared to a net loss of $480,000 ($.05 per share) for the six months ended June 30, 1998. For the three months ended June 30, 1999, the Trust reported net income of $42,000 ($.00 per share) while the three months ended June 30, 1998 reported a net loss of $145,000 ($.02 per share).

The Trust's revenue from rental operations for the three and six months ended June 30, 1999 was $1,519,000 and $3,131,000, respectively, representing an increase of $182,000 for the quarter and $241,000 for the six month period as compared to the prior periods presented. The second quarter variance is attributable to a higher reimbursement ratio for utility income, a non-recurring billing adjustment for one of the Mall's department stores and a higher level of percentage rental income for certain food court tenants. The remaining portion of the second quarter variance is attributable to several other increases in income, none of which are considered individually material. The six month variance is a result of the quarterly variances described above as well as the Trust recognizing income from a bankruptcy settlement and income received from the Pennsylvania Department of Transportation for its purchase of a 0.8 acre remote land parcel owned by the Trust.

The Trust's operating expenses for the three and six months ended June 30, 1999 were $336,000 and $469,000, respectively, representing an increase of $55,000 for the second quarter and $30,000 for the six month period as compared to the prior year periods presented. The three month and the six month period variances are comprised of several operating expense variances, none of which are considered significant.

The decrease in the depreciation and amortization expense between periods is primarily due the cessation of depreciation and amortization expense relating to the real estate investment and deferred leasing costs. The Trust's depreciation expense for the current year represents the write off a non-recoverable tenant allowance.

Interest expense decreased $72,000 for the current quarter and $153,000 for the six months ended June 30, 1999 as compared to the prior year periods presented primarily due to recording the amortization of the extension fees associated with the 1996 debt extension in the prior year. The majority of the 1996 debt extension costs were fully amortized in the first half of 1998.

                             EQK REALTY INVESTORS I

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Trust's other expenses for the three and six months ended June 30, 1999 were $95,000 and $208,000, respectively, representing a decrease of $7,000 for the second quarter and an increase of $23,000 for the six month period as compared to the same periods in 1998. The second quarter decrease in expense is comprised of several expense variances, none of which are considered significant. The six month period increase in expense of $23,000 is primarily due to the costs incurred by the Trust for the administration of the Special Meeting of Shareholders held on February 23, 1999.

                             EQK REALTY INVESTORS I

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


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

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Shareholders (the "Meeting") convened on August 3, 1999 to consider and vote upon (1) the Revised Merger Agreement, (2) an amendment and restatement of EQK's Amended and Restated Declaration of Trust, (3) the termination of EQK's advisory agreement with Lend Lease Portfolio Management, Inc. and the execution by EQK of a new advisory agreement with Basic Capital Management Inc., an affiliate of ART, as advisor, and (4) the election of the Board of Trustees of EQK. The Meeting has been adjourned to Thursday August 26, 1999.

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits:
              2.  None
              4.  None
              10. Material Contracts
                  (1) Agreement between EQK Realty Investors I and Prudential Insurance Company of America dated
                           June 14, 1999
                  (2) Fifth Amendment to Second Amended and Restated Loan Agreement from PNC Bank National Association dated June 15, 1999
                  (3) Sixth Amended and Restated Note from PNC Bank Association dated June 15, 1999
                  (4) Mutual Estoppel and Modification Agreement dated June 15, 1999 between the Registrant and the Prudential Insurance Company of America and PNC Bank National Association
                  (5)      Disclosure for Confession of Judgment from PNC Bank
                           National Association dated June 15, 1999
                  (6)      EQK Realty Investors I Incumbency Certificate dated
                           June 15, 1999.
                  (7) First Amendment to Amended and Restated Agreement and Plan of Merger by and among the Registrant, American Realty Trust, Inc., ART Newco, LLC, Basic Capital Management, Inc., EQK Realty Investors I, and Lend Lease Portfolio Management, Inc. (a)

              11.  See Note 2 to Financial Statements
              15.  Not Applicable
              18.  Not Applicable
              19.  None
              22.  None
              23.  Not Applicable
              24.  None
              27.  Included in EDGAR transmission only (for SEC use only)

         (b)  Reports on  Form 8-K
              None

(a) Incorporated herein by reference to exhibit filed with Registration Statement on July 1, 1999 on Amendment #7 to form S-4 filed by American Realty Trust, Inc. (Registration Statement Number 333-43777)

                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1999              EQK REALTY INVESTORS I


                               By:  /s/Samuel F. Hatcher
                                    -------------------------------------------
                                    Samuel F. Hatcher
                                    President (Principal Executive Officer)
                                    and Trustee

                               By:   /s/Don Henry
                                    -------------------------------------------
                                    Don Henry
                                    Vice President (Principal Financial Officer)
                                    and Controller