Form 10-Q
period 1999-09-30
EQK REALTY INVESTORS I
filed 1999-11-15
CIK 755926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                           Commission File No. 1-8815

                             EQK REALTY INVESTORS I
             (Exact name of Registrant as specified in its Charter)

               Massachusetts                             23-2320360
       (State or other jurisdiction          (I.R.S.Employer Identification No.)
       of incorporation or organization)

   3424 Peachtree Road NE, Suite 800, Atlanta, GA            30326
      (Address of principal executive offices)             (Zip Code)

                                 (404) 848-8600
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ]No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 9,632,212 as of November 15, 1999.

                             EQK REALTY INVESTORS I

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED September 30, 1999

                                      INDEX


                                                                          Page
                                                                          ----
         PART I - FINANCIAL INFORMATION
         Item 1.  Balance Sheets as of September 30, 1999
                  and December 31, 1998                                    3

                  Statements of Operations for the three
                  and nine months ended September 30, 1999 and
                  September 30, 1998                                       4

                  Statements of Cash Flows for the nine
                  months ended September 30, 1999 and
                  September 30, 1998                                       5

                  Notes to the Financial Statements                        6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                            14

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                        23

         PART II - OTHER INFORMATION

         Items 1 through 6.                                                24

         SIGNATURES                                                        27

                             EQK REALTY INVESTORS I
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                              September 30,           December 31,
                                                                                  1999                    1998
                                                                             --------------         --------------
                    ASSETS

Real estate held for sale                                                    $     39,821           $     39,360

Cash and cash equivalents:
    Cash Management Agreement                                                       2,807                  3,390
    Other                                                                             417                    471


Accounts receivable and other assets (net of allowance of $5                        2,174                  1,881
  and $67, respectively)
                                                                             ------------           ------------

TOTAL ASSETS                                                                 $     45,219           $     45,102
                                                                             ============           ============

        LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

     Mortgage note payable                                                   $     43,794           $     43,794

     Term loan payable to bank                                                      1,570                  1,580

     Accounts payable and other liabilities (including amounts
         due affiliates of $3,147 and $3,107, respectively)                         4,119                  4,560
                                                                             ------------           ------------

                                                                                   49,483                 49,934

Commitments and Contingencies (Note 1 and 5)


Deficit in Shareholders' Equity:

     Shares of beneficial interest, without par value: 10,055,555
         shares authorized, 9,632,212 shares issued and outstanding               135,875                135,875

     Accumulated deficit                                                         (140,139)              (140,707)
                                                                             ------------           ------------

                                                                                   (4,264)                (4,832)
                                                                             ------------           ------------

TOTAL LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY                        $     45,219           $     45,102
                                                                             ============           ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     -------------------------------------------------------------------------------------------------------------------------------
                                                           Three months ended September 30,      Nine months ended September 30,
                                                               1999            1998                  1999               1998
     -------------------------------------------------------------------------------------------------------------------------------

     Revenues from rental operations                         $ 1,454          $ 1,619                $4,585           $ 4,509

     Operating expenses, net of tenant
        reimbursements (including property
        management fees earned by an affiliate of
        $0, $82, $0 and $228, respectively)                      132              190                   601               629

     Depreciation and amortization                                 -                -                    19               548
     -------------------------------------------------------------------------------------------------------------------------------

     Income from rental operations                             1,322            1,429                 3,965             3,332

     Interest expense                                          1,027            1,006                 3,073             3,204

     Other expenses, net of interest income
      (including portfolio management fees
       earned by an affiliate of $50, $56
       $153, and $174, respectively)                             116              141                   324               326
     -------------------------------------------------------------------------------------------------------------------------------

     Net income (loss)                                         $ 179            $ 282                 $ 568            $ (198)
     ===============================================================================================================================

     Net income (loss) per share                               $0.02            $0.03                 $0.06            ($0.02)
     ===============================================================================================================================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------
                                                                      Nine months ended September 30,
                                                                      1999                     1998
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                     $  568             $ (198)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                         19                548
      Amortization of deferred financing costs                              54                177
      Changes in assets and liabilities:
      (Increase) decrease in accounts receivable
         and other assets                                                 (306)                17
      Decrease in accounts payable and
         other liabilities                                                (441)              (246)
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                       (106)               298
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to real estate investments                                    (480)              (516)
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (480)              (516)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Payment of deferred financing costs                                     (41)              (362)
   Scheduled repayments of debt                                            (10)                (4)
-------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                      (51)              (366)
-------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                     (637)              (584)
Cash and cash equivalents
  beginning of period                                                    3,861              3,323
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
  end of period                                                         $3,224             $2,739
=============================================================================================================

Supplemental disclosure of cash flow information:
Interest paid                                                           $3,053             $3,415
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

         At September 30, 1999, the Trust's remaining real estate investment is Harrisburg East Mall (the "Mall"), a regional shopping center in Harrisburg, Pennsylvania, which is currently held for disposition. On December 8, 1995, the Trust sold its remaining interest in Castleton Park, an office park in Indianapolis, Indiana. The Trust sold office buildings comprising an office complex located in Atlanta, Georgia, formerly known as Peachtree-Dunwoody Pavilion, during 1992 and 1993. In 1991, the Trust completed the sale of two office buildings at Castleton.

         The Declaration of Trust provides for the Trust's existence and a maximum holding period for its real estate investments of 14 years. The Declaration of Trust further provides that this 14-year term may be extended by up to two years upon the recommendation of the Trustees and the affirmative vote of a majority of its shareholders. Recognizing that the Trust's business affairs would not be settled prior to the initial maturity date of the Trust's term (March 5, 1999), the Board of Trustees recommended a two-year extension of the Trust's life (through March 5, 2001). This recommendation was approved by the shareholders at a Special Meeting of Shareholders held on February 23, 1999.

         Effective December 23, 1997, the Trust entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an affiliate of American Realty Trust, Inc. ("ART") is to merge with and into the Trust (the "Merger"), with the Trust being the surviving entity. The Merger contemplates, among other things, an extension of the life of the Trust through December 31, 2018.

         The Merger Agreement was amended on August 25, 1998 (as further amended on April 22, 1999 and on June 4, 1999, the "Revised Merger Agreement") to provide for, among other matters, the right of the Trust to dispose of the Mall and distribute proceeds of such disposition to the Trust's shareholders prior to completing the Merger and a corresponding reduction in the Merger consideration to be paid to the Trust's shareholders.

         An Annual Meeting of Shareholders (the "Annual Meeting") convened on August 3, 1999 and was adjourned to September 1, 1999, at which time the shareholders approved (1) the Revised Merger Agreement, (2) an amendment and restatement of EQK's Amended and Restated Declaration of Trust, which will become effective if and when the Merger has been

                             EQK REALTY INVESTORS I

                          NOTES TO FINANCIAL STATEMENTS




         completed, (3) the termination of EQK's advisory agreement with Lend Lease Portfolio Management, Inc. and the execution by EQK of a new advisory agreement with Basic Capital Management Inc., an affiliate of ART, as advisor, which will become effective if and when the Merger has been completed, and (4) the election of the Board of Trustees of EQK.

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

         At this time, Halperin has not agreed to sell his EQK Shares to ART. As such, Halperin will be entitled to receive the same EQK Merger Consideration per share as the consideration to be paid to the other Public EQK Shareholders and ART will be entitled to receive the ART Merger Consideration without modification. Upon consummation of the Block Purchase (excluding Haplerin's EQK Shares) and the Merger, ART would own not more than 41% of the issued and outstanding EQK Shares and the Public EQK Shareholders (including Halperin) will have effectively "sold" approximately 4.15% of their EQK Shares to ART.

                             EQK REALTY INVESTORS I

                          NOTES TO FINANCIAL STATEMENTS



         If Summit and Sutter elect to terminate their respective Stock Purchase Agreements and ART determines to proceed with the closing of the Merger, Summit and Sutter would be entitled to receive the same EQK Merger Consideration per share as the other Public EQK Shareholders and ART will be entitled to receive the same ART Merger Consideration per share as the other Public EQK Shareholders without modification. In such event, ART would own not more than 23% of the issued and outstanding EQK Shares and the Public EQK Shareholders (including Halperin, Summit, and Sutter) will have effectively "sold" approximately 5.4% of their EQK Shares to ART.

         On July 1, 1999 the Registration Statement relating to the ART Preferred Shares that would be issued upon a closing pursuant to the Revised Merger Agreement was declared effective by the SEC.

         Upon completion of the disposition of the Mall and the satisfaction of certain other conditions, the Merger would be completed. Immediately prior to the closing of the Merger, ART will convey one of its properties to the Trust. The total consideration paid by the Trust to ART for this property will be a $1,250,000 non-recourse five-year promissory note. The Trust will also assume approximately $1,498,000 of existing debt.

         ART has agreed to permit the Trust to continue to solicit, or respond to, offers from third parties for the Trust. In the event the Trust accepts an offer from a party other than ART and elects not to proceed with the Merger, the Trust generally will be obligated to pay ART a break-up fee of $200,000 plus its share of transaction expenses (collectively, the "Break-Up Consideration").

         Since the Merger was not completed by October 29, 1999, the Revised Merger Agreement is currently terminable by either ART or the Trust. The Revised Merger Agreement may also be terminated by the Trust if (i) the Trust secures a more favorable offer from another party subject to the payment of the Break-Up Consideration; or (ii) the Revised Merger Agreement in any way impairs or delays the disposition of the Mall, or is likely to result in a material reduction in proceeds.

         On November 3, 1999, ART announced that it had entered into an agreement with National Realty, L.P. ("National Realty") pursuant to which ART common shareholders and National Realty unit holders would receive common stock of a newly formed holding company and ART preferred shareholders would receive preferred stock of that holding company (the "National Realty Transaction"). ART has stated that the agreement is expected to close during the first quarter of 2000. There is no assurance that, even if ART does not exercise its right described above to terminate the Revised Merger Agreement, the Merger can be completed prior to completion of the National Realty Transaction. If the Merger cannot be completed by that time, the Revised Merger Agreement would have to be further amended and the likelihood

                             EQK REALTY INVESTORS I

                          NOTES TO FINANCIAL STATEMENTS



         that the Merger can be completed at all will be substantially reduced because, among other factors, of delays that would result from the need to obtain approval by the Trust's shareholders of the amended Revised Merger Agreement. Accordingly, there is no assurance that the Merger will be completed on the current terms or at all.

         Proceeds from the disposition of the Mall, if any, and the completion of the Merger, if applicable, will be distributed to the shareholders of the Trust in one or more payments once the Trust's liabilities have been settled (including retirements of its Mortgage Note and Term Loan) and related transaction costs have been paid.

         The Trust, its trustees, and its Advisor have been named as defendants in a purported class action complaint filed in Massachusetts State court, which seeks to enjoin the Merger. The complaint also seeks other relief including unspecified damages. The complaint was recently dismissed without prejudice. Although there is no assurance that an amended complaint will not be filed, Management of the Trust believes that the disposition of this matter will not have a material adverse effect on the financial position of the Trust.

         Management commenced marketing and sales activities relating to the Mall during the second quarter of 1998, which included the retention of an outside broker. Since the commencement of sales activities, changing conditions in the capital markets have had an adverse effect on the real estate market, and especially on the market for regional shopping malls. This unfavorable environment has been characterized by a reduction in available sources of financing for real estate transactions and by reduced purchasing interest on the part of many traditional buyers, including many of the public real estate investment trusts. In recent months, subsequent to the termination of negotiations with the Prospective Purchaser referred to in the following paragraph, market conditions for properties such as the Mall have deteriorated further.

         As previously announced, on March 5, 1999, the Trust entered into a non-binding letter of intent to sell the Mall to a private real estate group (the "Prospective Purchaser") for $51 million. Closing was subject to a number of conditions, including the satisfactory completion of due diligence, the Prospective Purchaser's obtaining financing and the execution of a definitive purchase and sale agreement. The Letter of Intent provided for an exclusivity period, which expired May 15, 1999, during which time the Trust could not solicit, negotiate, or execute other offers for the disposition of the Mall. Negotiations with the Prospective Purchaser have terminated. Accordingly, the Trust has commenced additional marketing activities relating to the disposition of the Mall. As a result of the deterioration of market conditions referred to in the preceding paragraph, prospects for the disposition of the Mall, even at a valuation significantly below the valuation reflected in the letter of intent with the Prospective Purchaser, are highly uncertain.

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

         The Trust is actively attempting to dispose of the Mall and, therefore, has classified its investment in real estate on the balance sheet as held for sale effective April 1, 1998. Accordingly, all real estate assets, including deferred leasing costs, are recorded at the lower of cost or estimated fair market value, less estimated costs to sell. Depreciation is not recorded for real estate assets held for sale. Therefore, the Trust discontinued recording depreciation and amortization of real estate assets on April 1, 1998. The depreciation recorded in the second quarter of 1999 represents the write off of a non-recoverable tenant allowance.

         In the opinion of the Trust, all adjustments, which include only normal recurring adjustments necessary to present fairly its financial position as of September 30, 1999, its results of operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998, have been included in the accompanying unaudited financial statements.

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

                             EQK REALTY INVESTORS I

                          NOTES TO FINANCIAL STATEMENTS


         As of September 30, 1999, a balance of $1,659,000 was held by the third-party escrow agent in accordance with the Cash Management Agreement. The agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which are funded each month with any excess operating cash flow, are limited to capital expenditures approved by the Mortgage Note Lender. As of September 30, 1999 the balance of the capital reserve account was $1,148,000.

NOTE 4:  ADVISORY AND MANAGEMENT AGREEMENTS

         The Advisor is a wholly owned subsidiary of Lend Lease Real Estate Investments, Inc. The Advisor makes recommendations to the Trust concerning investments, administration and day-to-day operations.

         Under the terms of the advisory agreement, as amended in December 1989, the Advisor receives a management fee that is based upon the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee is calculated using a factor of 42.5 basis points (0.425%) and generally has been payable monthly without subordination. However, given the Shares of the Trust are no longer traded on a market with readily available market values, the Trustees agreed on a stipulated rate of $0.75 per share to be used for purposes of calculating the management fee for the period May 4, 1998 through December 31, 1998, $0.37 per share for the period January 1, 1999 through June 30, 1999 and $0.15 per share for the period July 1, 1999 through December 31, 1999.

         Commencing with the December 1995 extension of debt and continuing with the December 1996 debt extension, the Mortgage Note Lender has requested, and the Advisor has agreed to, a partial deferral of payment of its fee. Whereas the fee continues to be computed as described above, payments to the Advisor are limited to $37,500 per quarter. Accrued but unpaid amounts will be eligible for payment upon the repayment of the Mortgage Note. For the nine months ended September 30, 1999 and 1998, portfolio management fees were $153,000 and $174,000, respectively. The balance of deferred portfolio management fees at September 30, 1999 was $339,000.

         As of December 31, 1989, portfolio management fees of $5,440,000 payable to the Advisor were deferred in accordance with subordination provisions contained in the original advisory agreement. Pursuant to the amended advisory agreement, the Advisor forgave one-half, or $2,720,000, of the deferred balance. The remaining deferred fees are payable upon the disposition of the Trust's properties. As of September 30, 1999, the liability for deferred management fees was $2,720,000.

                             EQK REALTY INVESTORS I

                          NOTES TO FINANCIAL STATEMENTS


         Upon the sale of all or any portion of any real estate investment of the Trust, the Advisor will receive a disposition fee equal to 2% of the gross sale price (including outstanding indebtedness taken subject to or assumed by the buyer and any purchase money indebtedness taken back by the Trust). The disposition fee will be reduced by the amount of any brokerage commissions and legal expenses incurred by the Trust in connection with such sales. The Trust incurred no disposition fees as of September 30, 1999.

         In connection with the December 15, 1996 extension of debt, the Advisor earned a refinancing fee of $50,000, which is payable upon the retirement of the debt.

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

NOTE 5:  DEBT MATURITIES

         The Trust's debt instruments (aggregate principal outstanding of $45,365,000) had original maturity dates of December 15, 1995. The Trust's Mortgage Note Lender and Term Loan Lender have agreed to extend the maturity date of the loans twice, first for a period of one year through December 15, 1996, and second for a period of 18 months through June 15, 1998. Following the June 15, 1998 maturity date, the Mortgage Note Lender granted three six-month forbearance arrangements (most recently through December 15, 1999) wherein it agreed not to exercise remedies for non-repayment of the outstanding principal balance. The Term Loan Lender has granted three six-month extensions of its maturity date so as to coincide with such forbearance periods. These forbearance arrangements are conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements.

         In consideration for the extension of the forbearance agreement relating to the Mortgage Note through December 15, 1999, the Trust paid an extension fee of $25,000. In consideration for the extension of the maturity date of the Term Loan through December 15, 1999, the Trust paid an extension fee of $15,700.

                             EQK REALTY INVESTORS I

                          NOTES TO FINANCIAL STATEMENTS


         As discussed above, the expiration date of the Trust's forbearance and extension arrangements is December 15, 1999. It is unlikely that the Trust will be able to refinance this debt or generate sufficient proceeds from the disposition of the Mall to repay the debt prior to December 15, 1999. There is no assurance that further forbearance and extension agreements can be entered into on reasonably acceptable terms or at all and, accordingly, the lenders may be entitled to foreclose on the Mall and other assets of the Trust on December 15, 1999. In the event the lenders foreclose on the Mall, it is anticipated that the Trust would not be able to make a liquidating distribution on account of the Mall to its shareholders.

         The Trust is considering its options to most effectively dispose of the Mall in light of current market conditions and the impending maturity of the Trust's debt. There is no assurance that any such disposition will result in proceeds to be distributed to the Trust's shareholders or that the Merger will be completed. These circumstances raise substantial doubt about the Trust's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the financial statements and notes that appear on pages 3-13.

FINANCIAL CONDITION

CAPITAL RESOURCES

Trust Background

As of September 30, 1999, the Trust's remaining real estate investment is Harrisburg East Mall (the "Mall"), a regional shopping center located in Harrisburg, Pennsylvania. During the period 1992 to 1995, the Trust completed the disposition of its two other real estate investments. Castleton Park, an office park in Indianapolis, Indiana was sold in 1995, and Peachtree Dunwoody Pavilion, an office park in Atlanta, Georgia, was sold in three separate transactions during 1992 and 1993.

Management intends to dispose of its remaining real estate investment, the Mall, as soon as commercially practicable. As discussed below, it does not appear that the disposition of the Mall will occur prior to the December 15, 1999 expiration dates of its forbearance and extension arrangements with its lenders. There is no assurance that further forbearance and extension agreements can be entered into on reasonably acceptable terms or at all and, accordingly, the lenders may be entitled to foreclose on the Mall and other assets of the Trust on December 15, 1999. In the event the lenders foreclose on the Mall, it is anticipated that the Trust would not be able to make a liquidating distribution on account of the Mall to its shareholders.

The Declaration of Trust provides for the Trust's existence and a maximum holding period for its real estate investments of 14 years. The Declaration of Trust further provides that this 14 year term may be extended by up to two years upon the recommendation of the Trustees and the affirmative vote of a majority of its shareholders. Recognizing that the Trust's business affairs would not be settled prior to the initial maturity date of the Trust's term (March 5, 1999), the Board of Trustees recommended a two-year extension of the Trust's life (through March 5, 2001). This recommendation was approved by the shareholders at a Special Meeting of Shareholders held on February 23, 1999.

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

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Merger Agreement was amended on August 25, 1998 (as further amended on April 22, 1999 and June 4, 1999, the "Revised Merger Agreement") to provide for, among other matters, the right of the Trust to sell the Mall and distribute proceeds of such sale to the Trust's shareholders prior to completing the Merger and a corresponding reduction in the Merger consideration to be paid to the Trust's shareholders. As discussed below, there is no assurance that any such disposition will result in proceeds to be distributed to the Trust's shareholders.

An Annual Meeting of Shareholders (the "Annual Meeting") convened on August 3, 1999 and was adjourned to September 1, 1999, at which time the shareholders approved (1) the Revised Merger Agreement, (2) an amendment and restatement of EQK's Amended and Restated Declaration of Trust, which will become effective if and when the Merger has been completed, (3) the termination of EQK's advisory agreement with Lend Lease Portfolio Management, Inc. and the execution by EQK of a new advisory agreement with Basic Capital Management Inc., an affiliate of ART, as advisor, which will become effective if and when the Merger has been completed, and (4) the election of the Board of Trustees of EQK.

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

At this time, Halperin has not agreed to sell his EQK Shares to ART. As such, Halperin will be entitled to receive the same EQK Merger Consideration per share as the consideration to be paid to the other Public EQK Shareholders and ART will be entitled to receive the ART Merger Consideration without modification. Upon consummation of the Block Purchase (excluding Haplerin's EQK Shares) and the Merger, ART would own not more than 41% of the issued and outstanding EQK Shares and the Public EQK Shareholders (including Halperin) will have effectively "sold" approximately 4.15% of their EQK Shares to ART.

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

Upon completion of the disposition of the Mall and the satisfaction of certain other conditions, the Merger would be completed. Immediately prior to the closing of the Merger, ART will convey one of its properties to the Trust. The total consideration paid by the Trust to ART for this property will be a $1,250,000 non-recourse five-year promissory note. The Trust will also assume approximately $1,498,000 of existing debt.

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

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Since the Merger was not completed by October 29, 1999, the Revised Merger Agreement is currently terminable by either ART or the Trust. The Revised Merger Agreement may also be terminated by the Trust if (i) the Trust secures a more favorable offer from another party subject to the payment of the Break-Up Consideration; or (ii) the Revised Merger Agreement in any way impairs or delays the disposition of the Mall, or is likely to result in a material reduction in proceeds.

On November 3, 1999, ART announced that it had entered into an agreement with National Realty, L.P. ("National Realty") pursuant to which ART common shareholders and National Realty unit holders would receive common stock of a newly formed holding company and ART preferred shareholders would receive preferred stock of that holding company (the "National Realty Transaction"). ART has stated that the agreement is expected to close during the first quarter of 2000. There is no assurance that, even if ART does not exercise its right described above to terminate the Revised Merger Agreement, the Merger can be completed prior to completion of the National Realty Transaction. If the Merger cannot be completed by that time, the Revised Merger Agreement would have to be further amended and the likelihood that the Merger can be completed at all will be substantially reduced because, among other factors, of delays that would result from the need to obtain approval by the Trust's shareholders of the amended Revised Merger Agreement. Accordingly, there is no assurance that the Merger will be completed on the current terms or at all.

Proceeds from the disposition of the Mall, if any, and the completion of the Merger, if applicable, will be distributed to the shareholders of the Trust in one or more payments once the Trust's liabilities have been settled (including retirements of its Mortgage Note and Term Loan) and related transaction costs have been paid.

The Trust, its trustees, and its Advisor have been named as defendants in a purported class action complaint filed in Massachusetts State court, which seeks to enjoin the Merger. The complaint also seeks other relief including unspecified damages. The complaint was recently dismissed without prejudice. Although there is no assurance that an amended complaint will not be filed, Management of the Trust believes that the disposition of this matter will not have a material adverse effect on the financial position of the Trust.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Harrisburg East Mall Disposition Plan

Management commenced marketing and sales activities relating to the Mall during the second quarter of 1998, which included the retention of an outside broker. Since the commencement of sales activities, changing conditions in the capital markets have had an adverse effect on the real estate market, and especially on the market for regional shopping malls. This unfavorable environment has been characterized by a reduction in available sources of financing for real estate transactions and by reduced purchasing interest on the part of many traditional buyers, including many of the public real estate investment trusts. In recent months, subsequent to the termination of negotiations with the Prospective Purchaser referred to in the following paragraph, market conditions for properties such as the Mall have deteriorated further.

As previously announced, on March 5, 1999, the Trust entered into a non-binding letter of intent to sell the Mall to a private real estate group (the "Prospective Purchaser") for $51 million. Closing was subject to a number of conditions, including the satisfactory completion of due diligence, the Prospective Purchaser's obtaining financing and the execution of a definitive purchase and sale agreement. The Letter of Intent provided for an exclusivity period, which expired May 15, 1999, during which time the Trust could not solicit, negotiate, or execute other offers for the disposition of the Mall. Negotiations with the Prospective Purchaser have terminated. Accordingly, the Trust has commenced additional marketing activities relating to the disposition of the Mall. As a result of the deterioration of market conditions referred to in the preceding paragraph, prospects for the disposition of the Mall, even at a valuation significantly below the valuation reflected in the letter of intent with the Prospective Purchaser, are highly uncertain.

Mortgage Debt Extensions

The Trust's debt instruments (aggregate principal outstanding of $45,365,000) had original maturity dates of December 15, 1995. The Trust's Mortgage Note Lender and Term Loan Lender have agreed to extend the maturity date of the loans twice, first for a period of one year through December 15, 1996, and second for a period of 18 months through June 15, 1998. Following the June 15, 1998 maturity date, the Mortgage Note Lender granted three six-month forbearance arrangements (most recently through December 15, 1999) wherein it agreed not to exercise remedies for non-repayment of the outstanding principal balance. The Term Loan Lender has granted three six-month extensions of its maturity date so as to coincide with such forbearance periods. These forbearance and extension arrangements are conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


In consideration for the extension of the forbearance agreement relating to the Mortgage Note through December 15, 1999, the Trust paid an extension fee of $25,000. In consideration for the extension of the maturity date of the Term Loan through December 15, 1999, the Trust paid an extension fee of $15,700.

As discussed above, the expiration date of the Trust's forbearance and extension arrangements is December 15, 1999. It is unlikely that the Trust will be able to refinance this debt or generate sufficient proceeds from the disposition of the Mall to repay the debt prior to December 15, 1999. There is no assurance that further forbearance and extension agreements can be entered into on reasonably acceptable terms or at all and, accordingly, the lenders may be entitled to foreclose on the Mall and other assets of the Trust on December 15, 1999. In the event the lenders foreclose on the Mall, it is anticipated that the Trust would not be able to make a liquidating distribution on account of the Mall to its shareholders.

The Trust is considering its options to most effectively dispose of the Mall in light of current market conditions and the impending maturity of the Trust's debt. There is no assurance that any such disposition will result in proceeds to be distributed to the Trust's shareholders or that the Merger will be completed. These circumstances raise substantial doubt about the Trust's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity

General

Cash flows used in operating activities for the nine month period ended September 30, 1999 were $106,000 and cash flows provided by operating activities for the nine month period ended September 30, 1998 were $298,000, representing a decrease of $404,000 from the prior year period. This decrease is partially due to the Trust receiving reimbursements from ART of $367,000 in accordance with the Revised Merger Agreement during the first nine months of 1998. In addition, income from operations has increased over the prior year (as discussed in "Results of Operations"). However, this increase was offset by the timing of payment of certain recurring operating expenses, none of which are considered individually material.

Cash flows used in investing activities during the nine months ended September 30, 1999 ($480,000) and September 30, 1998 ($516,000) were for routine capital expenditures at the Mall. The Trust anticipates capital expenditures of approximately $110,000 for the remainder of 1999, which is primarily comprised of forecasted tenant allowances of $85,000. Further, the Trust has committed to fund certain additional leasing costs amounting to $1,043,000, which are scheduled to be paid during the first half of 2000.

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


For the nine months ended September 30, 1999 cash flows used in financing activities were $51,000 which represents payments made for extension fees to the Mortgage Note Lender ($25,000) and the Term Loan Lender ($15,700), as well as principal payments on the Trust's Term Loan ($10,000). Cash flows used in financing activities for the nine months ended September 30, 1998 represents payments made to the Mortgage Note Lender ($273,000) and the Term Loan Lender ($88,000) for a back-end fee and loan fee, respectively, in consideration for the December 15, 1996 extension of the maturity date of the Mortgage Note and Term Loan through June 15, 1998. The $361,000 decrease in cash paid for interest between September 30, 1999 and September 30, 1998 is mainly due to the payment of these fees. The cash flows used in financing activities for the period ended September 30, 1998 also includes principal payments on the Term Loan ($4,000). The Mortgage Note requires monthly payments of interest only.

The Trust's liquidity requirements for the remainder of 1999 also will include interest payments of approximately $1,007,000 through December 15, 1999, pursuant to the existing loan and forbearance agreements.

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

The Trust intends to dispose of the Mall and, therefore, has classified its real estate as held for sale at April 1, 1998. Accordingly, the investment in real estate, including deferred leasing costs, is recorded at the lower of cost or estimated fair market value, less estimated costs to sell.

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

Y2K exposures of the Trust and the Mall have been assessed. Potential critical exposures include reliance on third party vendors and building systems that are not Y2K compliant. The Trust continues to communicate with its third party service vendors to assess Y2K compliance status and the adequacy of Y2K efforts.

The Mall has been assessed in an effort to identify critical Y2K issues. Remediation efforts have been completed.

The Trust and the Mall have incurred costs to date relating to Y2K of approximately $23,800, which is comprised of total assessment costs of approximately $15,200 and total cost for quality assurance for third party engineers and consultants of approximately $3,400. Remediation costs of $5,200 have been incurred to remediate and test non-compliant building systems. There could be unexpected costs associated with Y2K issues and these costs cannot be predicted at this time. These unexpected costs could be incurred prior to or after the year 2000.

The failure to adequately address the Year 2000 issue may result in the closure of the Mall. In order to reduce the potential impact on the operations of the Trust and the Mall, Trust contingency plans have been completed.

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

                             EQK REALTY INVESTORS I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

For the nine months ended September 30, 1999, the Trust reported net income of $568,000 ($.06 per share) compared to a net loss of $198,000 ($.02 per share) for the nine months ended September 30, 1998. For the three months ended September 30, 1999, the Trust reported net income of $179,000 ($.02 per share) while the three months ended September 30, 1998 reported net income of $282,000 ($.03 per share).

The Trust's revenue from rental operations for the three and nine months ended September 30, 1999 was $1,454,000 and $4,585,000, respectively, representing a decrease of $165,000 for the quarter and an increase of $76,000 for the nine month period as compared to the prior year periods presented. The third quarter decrease is primarily attributable to the receipt of a non-recurring lease cancellation fee of approximately $200,000 in the third quarter of 1998. The favorable nine month variance is primarily a result of a non-recurring rent adjustment recorded in the prior year for two of the Mall's in-line tenants.

The Trust's operating expenses for the three and nine months ended September 30, 1999 were $132,000 and $601,000, respectively, representing decreases of $58,000 and $28,000 for the third quarter and nine month period, respectively, as compared to the prior year periods presented. The three month and the nine month period variances are comprised of several operating expense variances, none of which are considered significant.

The decrease in the depreciation and amortization expense between periods is primarily due to the cessation of depreciation and amortization expense relating to the real estate investment and deferred leasing costs. The Trust's depreciation expense for the current year represents the write off a non-recoverable tenant allowance, which occurred in the second quarter of 1999.

Interest expense increased $21,000 for the current quarter and decreased $131,000 for the nine months ended September 30, 1999 as compared to the prior year periods presented. The current quarter increase is a result of the amortization of the fees associated with the extension of the forbearance agreements for the Mortgage Note and the Term Loan, which were executed on June 15, 1999. The nine month variance is a result of the current quarter variance, which partially offsets the amortization of extension fees associated with the 1996 debt extension in the prior year. The majority of the 1996 debt extension fees were fully amortized in the first half of 1998.

The Trust's other expenses for the three and nine months ended September 30, 1999 were $116,000 and $324,000, respectively, representing a decrease of $25,000 and $2,000 as compared to the prior year periods presented. These decreases are comprised of several other expense variances, none of which are considered significant.

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

                             EQK REALTY INVESTORS I
                           PART II - OTHER INFORMATION

              Item 1.      Legal Proceedings

                           On February 3, 1998, the Trust, its trustees, and its Advisor were named as defendants in a purported class action complaint filed by a shareholder in Massachusetts State court. The complaint seeks to enjoin the Merger and also seeks other relief including unspecified damages. The complaint was recently dismissed without prejudice. Although there is no assurance that an amended complaint will not be filed, Management of the Trust believes that the disposition of this matter will not have a material adverse effect on the financial position of the Trust.

              Item 2.      Changes in Securities
                           None

              Item 3.      Defaults Upon Senior Securities
                           None

              Item 4.      Submission of Matters to a Vote of Security Holders

                          An Annual Meeting of Shareholders (the "Meeting") convened on August 3, 1999 to consider and vote upon certain matters related to the potential merger with American Realty Trust ("ART"), including (1) the Revised Merger Agreement, (2) an amendment and restatement of EQK's Amended and Restated Declaration of Trust, and (3) the termination of EQK's advisory agreement with Lend Lease Portfolio Management, Inc. and the execution by EQK of a new advisory agreement with Basic Capital Management Inc., an affiliate of ART, as advisor. At the Annual Meeting of Shareholders the election of the Board of Trustees of EQK was also considered. The Meeting was adjourned to September 1, 1999. The following were the results of the meeting:

                          1. The Shareholders approved the Revised Merger
                             Agreement.

                          The vote was as follows:

                          Votes cast for                       7,965,191
                          Votes withheld                         206,787
                          Not voting                           1,317,604

                          2. The Shareholders approved the amendment and restatement of EQK's Amended and Restated Declaration of Trust, which will become effective when the Merger has been completed.

                          The vote was as follows:

                          Votes cast for                       7,984,593
                          Votes withheld                         207,600
                          Not voting                           1,290,451

                          3. The Shareholders approved the termination of EQK's advisory agreement with Lend Lease Portfolio Management, Inc. and the execution by EQK of a new advisory agreement with Basic Capital Management Inc., an affiliate of ART, as advisor, which will become effective when the Merger has been completed.

                          The vote was as follows:

                          Votes cast for                       7,993,501
                          Votes withheld                         142,820
                          Not voting                           1,290,451

                          The Shareholders elected Sylvan M. Cohen, Alton G. Marshall, George R. Peacock, Phillip E. Stephens, Robert C. Robb, Jr., and Samuel F. Hatcher as Trustees of the Trust.

                          The vote was as follows:

                          Slyvan M. Cohen
                          Votes cast for                         8,037,575
                          Votes withheld                             2,100
                          Not voting                             1,288,351

                          Alton G. Marshall
                          Votes cast for                         8,037,575
                          Votes withheld                             2,100
                          Not voting                             1,288,351

                          George R. Peacock
                          Votes cast for                         8,037,410
                          Votes withheld                             2,265
                          Not voting                             1,288,186

                          Phillip E. Stephens
                          Votes cast for                         8,039,410
                          Votes withheld                               265
                          Not voting                             1,290,186

                          Robert C. Robb, Jr.
                          Votes cast for                         8,039,675
                          Votes withheld                                 0
                          Not voting                             1,290,451

                          Samuel F. Hatcher
                          Votes cast for                         8,039,675
                          Votes withheld                                 0
                          Not voting                             1,290,451

              Item 5.      Other Information
                           None

              Item 6.      Exhibits and Reports on Form 8-K
                           (a)  Exhibits:
                                    2.  None
                                    4.  None
                                    10. Material Contracts
                                    11. See Note 2 to Financial Statements
                                    15. Not Applicable
                                    18. Not Applicable
                                    19. None
                                    22. None
                                    23. Not Applicable
                                    24. None
                                    27. Included in EDGAR transmission only.
                           (b)  Reports on Form 8-K
                                    None

                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 1999                        EQK REALTY INVESTORS I


                                            By: /s/ Samuel F. Hatcher
                                                --------------------------------
                                                Samuel F. Hatcher
                                                President (Principal Executive
                                                Officer) and Trustee

                                            By: /s/ Don Henry
                                                --------------------------------
                                                Don Henry
                                                Vice President (Principal
                                                Financial Officer)
                                                and Controller