Form 10-K
period 1999-12-31
EQK REALTY INVESTORS I
filed 2000-06-05
CIK 755926

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           Commission File No. 1-8815

                             EQK REALTY INVESTORS I
                             ----------------------
             (Exact name of Registrant as specified in its Charter)

            MASSACHUSETTS                                  23-2320360
----------------------------------------   -------------------------------------
    (State or other jurisdiction             (I.R.S.Employer Identification No.)
  of incorporation or organization)

2810 Spring Road, Suite 106, Atlanta, GA                      30339
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

       (Registrant's telephone number, including area code) (770) 433-9400

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
------------------------------------   -----------------------------------------
Shares of Beneficial Interest                 OTC Bulletin Board System

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

         Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         The aggregate market value of Shares of Beneficial Interest held by non-affiliates of the Registrant, based on the closing price of the Shares on May 19, 2000 on the OTC Bulletin Board System of $.04 per share, is $385,057. As of May 19, 2000, 9,632,212 Shares of Beneficial Interest were outstanding. Officers and Trustees of the Trust (and certain of their family members) are treated as affiliates for the purposes of this computation, with no admission being made that such people or entities are actually affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                TABLE OF CONTENTS

                                                                                                 Page
Part I

Item 1.       Business                                                                              1
Item 2.       Properties                                                                            8
Item 3.       Legal Proceedings                                                                    13
Item 4.       Submission of Matters to a Vote of Security Holders                                  14

Part II

Item 5.       Market for the Registrant's Common Equity and Related
                Stockholder Matters                                                                15
Item 6.       Selected Financial Data                                                              16
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                16
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                           19
Item 8.       Financial Statements and Supplementary Data                                          19
Item 9.       Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                                             19

Part III

Item 10.      Directors and Executive Officers of the Registrant                                   19
Item 11.      Executive Compensation                                                               22
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management                                                                     23
Item 13.      Certain Relationships and Related Transactions                                       24

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                                                25

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

         EQK Realty Investors I, a Massachusetts business trust (the "Trust"), was formed pursuant to an Amended and Restated Declaration of Trust dated February 27, 1985, as amended on March 5, 1986 (the "Declaration of Trust"). On December 14, 1999, the Trust filed a voluntary petition in the United States Bankruptcy Court for the Middle District of Pennsylvania (the "Bankruptcy Court") because the Trust was unable to repay certain mortgage indebtedness upon the December 15, 1999 expiration date of forbearance and extension agreements with its lenders. The Trust is now operating as a "debtor-in-possession" pursuant to Chapter 11 of the U.S. Bankruptcy Code. On April 10, 2000, the Trust and the Mortgage Note Lender (as hereinafter defined) filed a Joint Plan of Reorganization in the Bankruptcy Court. See "Item 3-Legal Proceedings."

         Newleaf Corporation (the "Advisor") became the advisor to the Trust pursuant to an Advisory Agreement dated January 18, 2000. Gregory Greenfield & Associates, Ltd. ("Greenfield") served as advisor for the period December 13, 1999 to January 18, 2000, and Lend Lease Portfolio Management, Inc. ("Lend Lease") and its predecessor companies served as the Trust's advisor from the Trust's inception to December 13, 1999. Jones Lang LaSalle Americas, Inc. and its predecessor companies (the "Property Manager") currently serves, and has served since June 1, 1990, as the property manager for the Trust's sole remaining real estate asset, Harrisburg East Mall (the "Mall"). The principal executive offices of the Trust and the Advisor are located at 2810 Spring Road, Suite 106, Atlanta, Georgia, 30339, and their telephone number is (770) 433-9400.

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

         As discussed more completely hereinafter under "Harrisburg East Mall Disposition Plan" and "Mortgage Debt," Management intends, subject to Bankruptcy Court approval, to dispose of its remaining real estate investment, the Mall, in connection with its bankruptcy proceedings.

         The Declaration of Trust provided for the Trust's existence and a maximum holding period for its real estate investments of 14 years. The Declaration of Trust further provided that this 14 year term may be extended by up to two years upon the recommendation of the Trustees and the affirmative vote of a majority of its shareholders. Recognizing that the disposition of the Mall would not be completed prior to the initial March 5, 1999 maturity date of the Trust's term, the Board of Trustees recommended a two year extension of the Trust's life through March 5, 2001. This recommendation was approved by the shareholders at a Special Meeting of Shareholders held on February 23, 1999.

         Trading in the Trust's Shares on the New York Stock Exchange ("NYSE") terminated on May 4, 1998, as the Trust did not meet the NYSE's continued listing criteria. The Trust's Shares are currently traded on the OTC Bulletin Board System.

PROPOSED MERGER WITH AMERICAN REALTY TRUST

         Effective December 23, 1997, the Trust entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an affiliate of American Realty Trust, Inc. ("ART") agreed to merge with and into the Trust (the "Merger"), with the Trust being the surviving entity. The Merger Agreement contemplated, among other things, an additional 20-year extension of the life of the Trust. The Merger Agreement was amended on August 25, 1998 and further amended on April 22, 1999 and June 4, 1999, (the "Revised Merger Agreement") to provide for, among other matters, the right of the Trust to sell the Mall and distribute proceeds of such sale to the Trust's shareholders prior to completing the Merger and a corresponding reduction in the Merger consideration to be paid to the Trust's shareholders. The Revised Merger Agreement was approved by the Trust's shareholders on August 3, 1999.

         The Revised Merger Agreement provided for Merger consideration to be comprised entirely of ART Series F Cumulative Convertible Preferred Stock with a par value of $2.00 per share and a liquidation value of $10.00 per share ("ART Preferred Shares"). The Revised Merger Agreement provided for the Merger to be effected by (i) ART's acquisition of 4,376,056 Shares held by four of the Trust's shareholders (the "Selling Shareholders") and (ii) ART's receipt of 673,976 shares newly issued by the Trust, the combined effect of which would give ART an approximate 49% interest in the Trust. The Selling Shareholders would receive for each Share sold 0.030 of an ART Preferred Share with a corresponding liquidation value of $0.30 per Share sold. The remaining shareholders would be entitled to retain their Shares at the time of the Merger, but would be compensated for the dilution in their percentage ownership interest through the receipt of 0.014 of an ART Preferred Share with a corresponding liquidation value of $0.14 per Share held. In addition, ART intended (but was not legally obligated) to acquire the remaining Shares from such other shareholders at some time after the third anniversary of the consummation of the Merger for not less than 0.0486 of an ART Preferred Share with a liquidation value of $0.486 for each Share tendered.

         According to the terms of the Revised Merger Agreement, upon completion of the sale of the Mall and receipt of shareholder approval, the Merger would be completed. Immediately prior to the closing of the Merger, ART would convey one of its properties to the Trust. The total consideration paid by the Trust to ART for this property would be a $1,250,000 non-recourse five-year promissory note and the assumption of approximately $1,500,000 of existing debt.

         ART had agreed to permit the Trust to continue to solicit or respond to offers from third parties to acquire or merge with the Trust. In the event the Trust accepted an offer from a party other than ART and elected not to proceed with the Merger, the Trust generally would be obligated to pay ART a break-up fee of $200,000 plus its share of transaction expenses (collectively, the "Break-Up Consideration").

         Because the Merger was not completed by December 15, 1998, the Revised Merger Agreement became terminable by either ART or the Trust. The Revised Merger Agreement also provided for termination by the Trust if: (i) the Trust secured a more favorable offer from another party, subject to the payment of the Break-Up Consideration; or (ii) the Revised Merger Agreement in any way impaired or delayed the sale of the Mall, or was likely to result in a material reduction in proceeds.

         In view of the Trust's bankruptcy filing, the Trust will not be able to consummate the Merger in accordance with the terms of the Revised Merger Agreement nor to make any distributions to its shareholders without Bankruptcy Court approval. Although management has had continuing discussions with representatives of ART on terms and conditions of a transaction with ART and/or its affiliates, no assurances can be provided that a new agreement will be reached or, if reached, would be approved by the Bankruptcy Court. See "Item 3-Legal Proceedings."

HARRISBURG EAST MALL DISPOSITION PLAN

         Management commenced marketing and sales activities relating to the Mall during the second quarter of 1998, which included the retention of an outside broker. Since the commencement of sales activities, changing conditions in the capital markets have had an adverse effect on the market for real estate, and especially on the market for regional shopping malls. This unfavorable environment has been characterized by a reduction in available sources of financing for real estate transactions, an increase in the cost of capital, and by a reduction in purchasing interest on the part of many traditional buyers, including many of the public real estate investment trusts. As a consequence, the Trust was unable to consummate a sale of the Mall prior to the December 15, 1999 expiration date of forbearance and extension agreements with its lenders.

         Subsequent to the filing of the bankruptcy petition, the Trust, with approval of the Bankruptcy Court, entered into an agreement dated February 17, 2000 with the previously retained outside broker to market the Mall for sale. Subject to Bankruptcy Court approval, Management plans to sell the Mall under the auspices of the Bankruptcy Court in the second or third quarter of 2000.

         In connection therewith, the Trust entered into a Purchase and Sale Agreement dated effective as of May 16, 2000, with Uni-Invest (U.S.A.) Partnership, L.P. ("Uni-Invest") to sell the Mall for a purchase price of $46,500,000. Uni-Invest has deposited $250,000 of earnest money with an escrow agent, and if Uni-Invest elects not to terminate the Purchase and Sale Agreement within two days following the expiration of a thirty day inspection period, then the initial $250,000 deposit becomes non-forfeitable, and Uni-Invest must deposit an additional $750,000 with the escrow agent. The Purchase and Sale Agreement is subject to Bankruptcy Court approval and is subject to higher and better offers at an auction of the Mall which the Trust intends to conduct on July 18, 2000, under the auspices of, and subject to the approval of, the Bankruptcy Court. In the event that Uni-Invest should not be the successful bidder at the auction, the Purchase and Sale Agreement provides for

Uni-Invest to receive a refund of the earnest money and an expense reimbursement of $300,000.

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

         Absent any prepayments of debt arising from property dispositions, the amount of principal due on the original maturity date of December 15, 1995 would have been $78,928,000. In December 1995, the Trust used net proceeds from the sale of Castleton to retire a portion of the Mortgage Note. The remaining principal balance of the Mortgage Note following such partial pay down as of December 15, 1995, was $44,125,000.

         In connection with the December 15, 1992 debt financings, the Trust issued 1,675,000 previously repurchased Shares to Lend Lease for consideration of $6,700,000, or $4.00 per Share. The Trust currently has available for re-issuance an additional 423,343 Shares previously repurchased. Any issuance of Shares in excess of the Shares previously repurchased would require Bankruptcy Court approval and possibly shareholder approval.

         Under the terms of the Mortgage Note, the Mortgage Note Lender received warrants to purchase 367,868 Shares of the Trust for $.0001 per Share. On March 19, 1998, the Mortgage Note Lender exercised its warrants for 367,868 Shares at $.0001 per Share. Such Shares were issued to the Mortgage Note Lender on May 7, 1998 which brought the total number of issued and outstanding Shares of the Trust to 9,632,212.

         The Trust also has had a term loan (the "Term Loan") with PNC Bank N.A. ("Term Loan Lender") in place since December 15, 1992, initially bearing interest at 8.33% per annum and requiring payments at the same annual rate of 8.54% as was required under the Mortgage Note. The Term Loan is collateralized by a subordinate lien on the Mall. The payments made in excess of the interest rate were applied to the principal balance of the Term Loan such that the original principal balance of $2,859,000 would have been reduced over its three year term to $2,839,000, absent any prepayments arising from property dispositions. In December 1995, the Trust used proceeds from the sale of Castleton to retire a portion of the Term Loan. The remaining principal balance of the Term Loan following such pay down was $1,587,000 as of December 15, 1995.

         The Mortgage Note Lender and Term Loan Lender agreed to extend the maturity date of these loans twice: first, for a period of one year through December 15, 1996; and second, for a period of 18 months through June 15, 1998. The Mortgage Note remains collateralized by a first mortgage lien on the Mall, an assignment of leases and rents, and certain restricted cash balances. The Term Loan remains collateralized by a subordinate lien on the Mall.

         Following the June 15, 1998 scheduled maturity date, the Mortgage Note Lender granted three six-month forbearance arrangements (through December 15, 1998, then through June 15, 1999, and then through December 15, 1999) wherein it agreed not to exercise remedies for non-payment of the outstanding principal balance. The Term Loan Lender also granted three six-month extensions of its maturity dates so as to coincide with such forbearance periods. The forbearance and extension arrangements were conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in the December 1996 debt extension agreements. The expiration date of these final forbearance and extension arrangements was December 15, 1999. Inasmuch as the Trust was unable to obtain from its lenders additional forbearance and extension arrangements on economically acceptable terms, the Trust filed a voluntary bankruptcy petition on December 14, 1999.

         The Mortgage Note was amended effective December 16, 1996 to provide for monthly payments of interest only accruing at the rate of 8.88% per annum or approximately $324,000 per month. This interest rate reflects an increase from the 8.54% interest rate in effect during the initial extension period (December 16, 1995 to December 15, 1996).

         The Term Loan reflects the same pay rate of 8.88%, effective December 16, 1996, that is applicable to the Mortgage Note, but accrues interest at a rate that re-sets periodically. The accrual rate is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate 1-1/8% above the Prime Rate, as such terms are defined in the Term Loan documents. The accrual rate currently in effect is 8.90%. The excess of the interest accrued over the interest paid is included in the principal balance of the Term Loan.

         The Mortgage Note Lender has asserted that it is entitled to be paid interest at the default rate (which is 5.04% in excess of the above 8.88% stated rate) for all periods following June 15, 1998, due to the Trust's failure to pay the Mortgage Note on the December 15, 1999, expiration date of the forbearance agreement. The Term Loan Lender may assert that it is likewise entitled to default rate interest at 5.00% in excess of the stated Term Loan rate from the December 15, 1999, extended maturity date of the Term Loan. Accordingly, the Trust has recorded accrued and unpaid interest in its financial statements at December 31, 1999, at amounts which include the accrual of default rate interest for such periods. The Trust has been advised that it may have defenses to the Mortgage Note Lender's claim for default rate interest for all periods prior to December 15, 1999. There can, however, be no assurance that any such defenses would be successful.

         In consideration for the extension of the maturity date of the Mortgage Note through June 15, 1998, the Trust paid an up-front application fee of $165,000 and agreed to pay a back-end fee of $272,900, plus interest thereon at the contract rate of 8.88% at maturity. On June 15, 1998, the Trust paid the back-end fee plus interest in the aggregate amount of $309,200 to the Mortgage Note Lender. In consideration for the extension of the maturity date of the Term Loan, the Trust paid an extension fee of $23,800 in 1997, and paid additional loan fees of $88,100 to the Term Loan Lender on June 15, 1998.

         In consideration for the extension of the forbearance agreement relating to the Mortgage Note through June 15, 1999 and December 15, 1999, the Trust paid extension fees of $25,000 for each extension. In consideration for the extension of the maturity date of the Term Loan through June 15, 1999 and December 15, 1999, the Trust paid extension fees of $8,000 and $15,700, respectively.

OTHER MATTERS

             The funding of the Trust's operations, debt service payments, and its normal working capital needs currently are being provided pursuant to orders of the Bankruptcy Court which authorize Trust borrowings under a post-petition secured loan by its lenders, or alternatively, authorize the Trust to use cash collateral. This funding is based on budgets attached to the orders which permit the Trust to operate the Mall and to make certain capital expenditures in the ordinary course of business required to maintain or enhance the value of the Mall, including tenant allowances associated with leasing activity.

         The Declaration of Trust prohibits the Trust's aggregate borrowings from exceeding 75% of its total asset value, as defined.

NARRATIVE DESCRIPTION OF BUSINESS

         As stated above, the Trust has completed the disposition of two of its three real estate investments. The office buildings comprising Peachtree were sold in three separate transactions in 1992 and 1993. Two of the office buildings at Castleton were sold in 1991. The remaining office buildings at Castleton were sold in 1995. The Trust's remaining real estate investment is a regional mall located in Harrisburg, Pennsylvania. As discussed above, Management is pursuing the disposition of the Mall, subject to the approval of the Bankruptcy Court. The Trust anticipates making certain capital expenditures in the ordinary course of business in order to maintain or enhance the value of the Mall, as approved by the Bankruptcy Court.

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

         TENANTS. At December 31, 1999, the Mall had 80 in-line mall and outparcel tenants (excluding anchor store tenants) occupying approximately 272,000 square feet of gross leasable area, representing an occupancy rate of approximately 81%. Other than the anchor store spaces, which are occupied by JC Penney, Hecht's and Lord & Taylor, only Toys 'R' Us, which occupies approximately 45,950 square feet of space as the anchor tenant in the Mall's outparcel building, occupies more than five percent of the gross leasable area of the Mall. Other than The Limited Inc., which operates seven stores at the Mall and which contributed 13.7% of the Mall's 1999 rental revenues, no other tenants, or group of affiliated tenants, contribute more than 10% to the Mall's total rental revenues.

         ANCHOR DEPARTMENT STORES. The Mall has three anchor department stores:
JC Penney and two divisions of May Department Stores Co. ("May Company"), Hecht's and Lord & Taylor. Hecht's replaced Hess' in October 1995. Lord & Taylor opened on March 10, 1997, replacing John Wanamaker, which had closed in October 1995 following Woodward & Lothrop's (the owner of John Wanamaker) sale of certain department stores in its retail chain to May Company pursuant to an August 1995 bankruptcy court auction.

         COMPETITION. The following table provides selected information with respect to the Mall's primary competitors. Each of these properties is located within eight miles of the Mall.

                                                                      Gross Leasable        Anchor
Shopping Center                        Type of Center                  Area (Sq. Ft.)       Stores
---------------                        --------------                 ---------------       -------
Colonial Park Mall                     Enclosed one-                        765,000         Sears
                                       level regional mall                                  Bon-Ton
                                                                                            Boscov's

Capital City Mall                      Enclosed one-                        722,000         Sears
                                       level regional mall                                  Hecht's
                                                                                            JC Penney

Camp Hill Shopping                     Enclosed one-                        506,000         Boscov's
 Center                                level mall                                           Montgomery Ward
                                                                                            Giant (Grocery Store)

Union Square                           Power Center                         309,000         Dunham's Sports
                                                                                            Office Max
                                                                                            Gabriel Bros.
                                                                                            Weis
                                                                                            Chuck E. Cheese's

Colonial Commons                       Power Center                         433,000         Giant (Grocery Store)
                                                                                            Service Merchandise
                                                                                            Montgomery Ward
                                                                                            AMC Theater
                                                                                            RX Place

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

         Primary competition for the Mall consists of the three regional centers identified in the table above located in the Harrisburg trade area: Colonial Park Mall, Capital City Mall, and Camp Hill Shopping Center.

         Colonial Park Mall, which opened in 1960, is located approximately five miles north of the

Mall in the primary trade area. It contains 765,000 square feet of gross leasable area, 90 mall stores, and is anchored by Bon-Ton, Sears, and Boscov's. This center was renovated and expanded with a food court and some specialty shops during 1990. In addition, new skylights and some exterior redesign have enhanced Colonial Park's appeal. Colonial Park continues to be the Mall's primary competitor due to the strength of Boscov's and its in-line tenant mix, which is comparable to that found at the Mall. The occupancy percentage for this property is approximately 94%.

         Capital City Mall, located ten miles to the west of the Mall's secondary trade area, contains approximately 722,000 square feet of gross leasable area and 94 mall stores. This center opened in 1974 and is anchored by Hecht's, JC Penney, and Sears. The center was first renovated in 1986 and a second renovation, completed in May 1998, included new flooring, plantings, seating, skylights, and a food court area. This current occupancy of this center is approximately 98%.

         Camp Hill Shopping Center, a former community center, was originally constructed in 1958 and completely enclosed and renovated in 1986. This center is located approximately ten miles west of the Mall in the secondary trade area, and contains approximately 506,000 square feet of gross leasable area and 70 mall stores. The center is anchored by Boscov's, Montgomery Ward, and Giant Grocery Store. The current occupancy is approximately 65%.

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

                                                                     Gross          % of
                                            Number of             Leasable          Total
                                          Store Spaces                Area         Building      Occupancy at
                                      December 31, 1999            (Sq.Ft.)          Area       December 31, 1999
                                      ------------------           ---------     -----------   ------------------
  Gross leasable area
     Anchor Stores                              3                   498,948         50.8%           100.0%
     Mall Stores                              106                   284,650         29.0             79.5
     Free-standing building                     3                    52,345          5.3             87.8
                                            -------                 -------         ----            ------

Total gross leasable area                     112                   835,943         85.1             92.2%
                                            ------                  -------         ----            ======
Common area                                                         146,371         14.9
                                                                    -------         ----
Total building area                                                 982,314        100.0%
                                                                    =======         =====

OCCUPANCY DATA AND AVERAGE EFFECTIVE ANNUAL RENT. Information regarding occupancy rates and average effective annual rent for the Mall, including anchor and outparcel tenants, is set forth below:

                                1999               1998             1997              1996               1995
                                ----               ----             ----              ----               ----
Occupancy Rate (a)              92.2%             93.6%             92.8%             93.7%              73.6%
                                =====             =====             =====             =====              =====


Rent (b)                        $5,211,956        $5,146,957        $5,005,603        $4,902,122         $5,110,162

Total Percentage
Rent                               244,847           272,421           122,298           179,474            269,558
                                   -------           -------           -------           -------            -------

Total Annual Effective
Rent                             5,456,803        $5,419,378        $5,127,901        $5,081,596         $5,379,720

Average Annual Rent
Per Square Foot: (c)

Mall Anchor Tenants                  $1.30             $1.30             $1.29             $1.37              $1.32

Outparcel Stores                     $8.12             $8.12             $7.38             $7.44              $6.91

Mall Tenants                        $17.92            $18.44            $18.18            $17.08             $16.46

All Tenants                          $6.70             $6.91             $6.58             $6.26              $6.44


------------------

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

LEASE EXPIRATIONS. The lease expiration schedule for Mall (non-anchor) and outparcel stores as of December 31, 1999 is shown below:

                                                                                      Percentage
                                                               1999                    of  1999
                    Number                  Gross             Minimum                   Minimum
                    of Leases               Leased             Annual                   Annual
                    Expiring(1)            Area (Sq.Ft.)        Rent                     Rent
                    ----------             -------------      -------                 -----------
Month to month            2                   5,730            $ 102,630                   2.0%

2000                     10                  21,268              524,266                  10.0%

2001                     13                  27,806              584,741                  11.2%

2002                      7                   6,143              129,279                   2.5%

2003                     13                  30,541              684,433                  13.1%

2004                      4                   7,914              209,970                   4.0%

2005                      9                  75,987              692,613                  13.3%

2006                      6                  24,874              467,420                   9.0%

2007                      4                   7,361              135,693                   2.6%

2008                      7                  11,787              198,703                   3.8%

2009 and
thereafter                5                  52,774              489,478                   9.4%
                     ------              ----------           ----------              ---------

TOTAL                    80                272,185            $4,219,226                  80.9%
                    =======                ========           ==========              =========

----------------
(1) Assumes no renewal options will be exercised, and therefore presents the earliest point of termination of the leases.

            ANCHOR TENANTS. The following chart presents tenants that occupy more than 10% of the Mall's rentable square footage, along with certain provisions contained in their leases:

                         Leased Area          Rent               Lease
Tenant                    (Sq. Ft.)         Per Annum         Expiration Date   Renewal Options (1)
------                  ----------------    ---------         ---------------   -------------------
Hecht's                   187,280            $200,000             1/31/2007         3-10 Year Options

J.C. Penney               153,770            $300,000             3/31/2001 (2)      6-5 Year Options

Lord & Taylor             157,898            $150,000            10/31/2005         3-10 Year Options

----------------

(1) Hecht's and Lord & Taylor leases have operating covenants that require them to continue to remain open and operate through December 2004 and October 2005, respectively. J.C. Penney's operating covenant has expired.

(2) The J.C. Penney lease requires J.C. Penney to give the Trust notice by March 31, 2000, if it elects to exercise the option contained in its lease to renew for a five-year term commencing April 1, 2001. J.C. Penney has requested a six-month extension of time to September 30, 2000, to exercise such renewal option, and the Trust has granted such extension.

         DEBT. As discussed under Item 1 - Business, the Mortgage Note and Term Loan facilities provided for an original maturity of December 15, 1995. The Trust's Mortgage Note Lender and Term Loan Lender agreed to extend the maturity date of these loans twice; first, for a period of one year through December 15, 1996, and second, for a period of 18 months through June 15, 1998. Following the June 15, 1998 scheduled maturity date, the Mortgage Note Lender granted three six-month forbearance arrangements (through, respectively, December 15, 1998, June 15, 1999, and December 15, 1999). The Term Loan Lender also granted three extensions of its maturity dates so as to coincide with the forbearance periods.

         The expiration date of the Trust's final forbearance and extension arrangements was December 15, 1999. Inasmuch as the Trust was unable to obtain from its lenders additional forbearance and extension arrangements on economically acceptable terms, the Trust filed a voluntary bankruptcy petition on December 14, 1999.

         The following table sets forth certain information regarding the Trust's outstanding mortgage debt.

                                     Annual         Principal at
                                       Pay           December 31,      Annual Debt
         Loan                          Rate            1999                Service
         ----                          ----          ---------         -----------
                                                         (Amounts in thousands)
         Mortgage Note                8.88%(1)          $43,794            $3,888
         Term Loan                    8.88%(2)            1,580               141

---------------------------

(1) The Mortgage Note requires monthly interest only payments of $324,000, at an annual stated interest rate of 8.88%. The Mortgage Note Lender has asserted that it is entitled to be paid default rate interest from June 15, 1998 at a rate which is 5.04% in excess of the stated rate.

(2) The Term Loan provides for the accrual interest rate to be re-set periodically, and is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate, as such terms are defined in the Term Loan documents. The stated annual accrual interest rate in effect as of March 15, 2000 was 8.90 %. The principal balance of the Term Loan is increased for the excess of the interest accrued over the interest paid at the annual pay rate of 8.88%. The Term Loan Lender may assert that it is entitled to be paid default rate interest at 5.00% in excess of the stated Term Loan rate from the December 15, 1999, extended maturity date of the Term Loan.

         DEPRECIATION. The Trust depreciates its assets for Federal income tax purposes under the Accelerated Cost Recovery System and the Modified Accelerated Cost Recovery System. The income tax basis and related accumulated depreciation amounts of its assets as of December 31, 1998, are as follows:

         Buildings:
         Gross Federal Income Tax Basis              $50,527,000
         Accumulated Depreciation                    $17,028,000
         Depreciation Method                         Straight Line
         Depreciable Life                            40 Years

         Land Improvements:
         Gross Federal Income Tax Basis              $ 3,020,000
         Accumulated Depreciation                    $    318,000
         Depreciation Method                         Straight Line
         Depreciable Life                            40 Years

         Personal Property:
         Gross Federal Income Tax Basis              $   185,000
         Accumulated Depreciation                    $   128,000
         Depreciation Method                         Straight Line*
         Depreciable Life                            10 Years*

-----------

         *Except for automobiles which are depreciated over a range of 3 to 7 years using the double declining balance method.

         REAL ESTATE TAXES. Real estate taxes are levied for county, township, and school tax purposes. County and township taxes are payable March 31, and school taxes are payable on August 31. The Trust paid $1,006,508 in real estate taxes in 1999. The millage rate for 1999 was 29.38. Through an appeal with Dauphin County, the assessed value of the Mall was lowered in 1998. The decrease in tax expense associated with the lower assessed value was reflected in the 1999 real estate tax invoices. Real estate taxes are substantially reimbursed by the Mall's tenants through real estate tax recovery billings.

         PHYSICAL IMPROVEMENTS. Since acquiring the Mall in 1985, the Trust has undertaken several physical improvement programs. In 1987, the Trust converted approximately 51,400 square feet of space in the basement of the former Hess's department store space into Mall tenant space, at which time it was leased to Toys ' R' Us. During 1988, a new food court with approximately 13,000 square feet of gross leasable area was added. In 1991, the Trust completed the conversion of 47,960 square feet of space previously occupied by JC Penney into approximately 31,500 square feet of new leasable area which has been leased at substantially higher rates.

         In conjunction with the JC Penney conversion, the remaining area of the JC Penney store was remodeled. In addition, the terms of the amended JC Penney lease required the Trust to renovate the common areas and the exterior facade of the Mall. This renovation was completed in 1993 at a cost of approximately $4,000,000. The renovation project included a complete refurbishment of the Mall's interior common area, including new floors, finishes, and lighting throughout.

         Upon the expansion of Hecht's into the basement space previously occupied by Toys 'R' Us in 1995 (approximately 51,400 square feet), the Trust renovated the Mall's out-parcel building (approximately 52,000 square feet) to accommodate the relocation of Toys 'R' Us at a cost of approximately $3,440,000. In addition to the expansion of the anchor tenant space, Hecht's performed an interior renovation of its new department store space.

         Lord & Taylor opened in March 1997 in the former John Wanamaker anchor tenant space. May Company (Lord & Taylor's parent company) undertook and completed a major renovation of this anchor store location. The Trust believes that May Company spent approximately $10,000,000 on renovations and improvements.

ITEM 3.  LEGAL PROCEEDINGS.

         As discussed in Item 1 hereof, the Trust filed a voluntary petition in the United States Bankruptcy Court for the Middle District of Pennsylvania on December 14, 1999 because the Trust was unable to repay certain mortgage indebtedness upon the December 15, 1999 expiration date of forbearance and extension agreements with its lenders. The Trust is now operating as a "debtor-in-possession" pursuant to Chapter 11 of the U.S. Bankruptcy Code.

         On April 10, 2000, the Trust and the Mortgage Note Lender filed a Joint Plan of Reorganization (the "Plan") in the Bankruptcy Court. The Plan provides for the allowance of a secured claim of the Mortgage Note Lender in the amount of approximately $47,478,000 plus legal fees, which amount includes accrued and unpaid interest at the default rate from June 15, 1998 to the bankruptcy petition date in the approximate amount of $3,360,000. The Plan further provides that the Mortgage Note Lender will waive its entitlement to default rate interest if by certain specified dates in July, 2000: (a) a Plan confirmation order is entered by the Bankruptcy Court or the Mall is sold pursuant to order of the Bankruptcy Court; (b) the general unsecured creditors (including Lend Lease--see Item 13 "Certain Relationships and Related Transactions" hereof for a description of the Trust's liabilities to Lend Lease) and the Term Loan Lender vote to accept the Plan; and
(c) closing of a sale of the Mall takes place or the Mortgage Note Lender is conveyed title to the Mall property.

         Upon the closing of the sale or conveyance of the Mall, the Plan provides that the Mortgage Note Lender will receive payment of its secured claim first from the restricted cash accounts which are held in trust and secondly from the sales proceeds of the Mall. The Trust will deliver to an escrow agent a deed in lieu of foreclosure in favor of the Mortgage Note Lender which shall be released only in the event of a default by the Trust under the terms of the Plan or failure to meet certain July, 2000, payment deadlines (unless extended). If the proceeds from the proposed sale of the Mall are sufficient to pay all of the Trust's claims in full, the Plan provides that the Mortgage Note Lender will be entitled to a $200,000 administrative and forbearance fee.

         Under the Plan, the Term Loan Lender will be paid its secured claim from the proceeds remaining from the sale of the Mall, after payment of the Mortgage Note. To the extent that the Term Loan is not paid in full from such proceeds, then the deficiency will be treated as a general unsecured claim. General unsecured claims will share pro rata in the Trust's remaining funds after payment of administrative expenses, certain priority tax claims and secured claims; provided, however, the Mortgage Note Lender has agreed to fund up to $750,000 for the payment of general unsecured claims under certain conditions. The Shareholders of the Trust would retain their shares in accordance with the Declaration of Trust and in accordance with any treatment which might be set forth in any transaction relating to the issuance of the Trust's Shares that might be negotiated with ART or other entities.

         Counsel for ART has indicated that ART has claims against the Trust arising from the purported termination of the Revised Merger Agreement, and in connection therewith, ART has filed a proof of claim in the Trust's bankruptcy proceedings in the amount of $2,162,000.

         On February 3, 1998, the Trust, its trustees, and Lend Lease (its then advisor) were named as defendants in a purported class action complaint filed by a shareholder in Massachusetts State court. The complaint sought to enjoin the Merger and also sought other relief including unspecified damages. This complaint was dismissed without prejudice in 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Trading in the Trust's Shares on the New York Stock Exchange ("NYSE") terminated on May 4, 1998, as the Trust did not meet the NYSE's continued listing criteria. The Trust's Shares are currently traded on the OTC Bulletin Board System. As of April 6, 2000, the record number of shareholders of the Trust was 195. Although, the Trust does not know the exact number of beneficial holders of its Shares, it believes the number exceeds 1,000.

         The following table presents the high and low prices of the Trust's Shares based on the New York Stock Exchange daily composite transactions for the period January 1, 1998 through May 4, 1998. From May 4, 1998 the following table presents the high and low bid prices of the Trust's Shares based on the OTC Bulletin Board System daily composite transactions which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and which may not necessarily represent actual transactions.

                                                                 HIGH                     LOW
                                                               --------                 ------
Year ended December 31, 1999:

         First Quarter                                         $  0.781                  $0.313
         Second Quarter                                           0.469                   0.125
         Third Quarter                                            0.250                   0.125
         Fourth Quarter                                           0.250                   0.021

Year ended December 31, 1998:

         First Quarter                                         $  2.063                  $1.000
         Second Quarter                                           1.313                   0.250
         Third Quarter                                            1.063                   0.625
         Fourth Quarter                                           0.844                   0.625


There were no distributions to shareholders during 1999 and 1998, and the Trust is prohibited from making any distributions to its shareholders except as may be approved by the Bankruptcy Court.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following table sets forth Selected Financial Data for the Trust as of and for each of the five years in the period ended December 31, 1999. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements appearing elsewhere in this report.

                                                                AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                      1999           1998        1997         1996         1995
                                                      ----           ----        ----         ----         ----
                                                                (In thousands, except per share data)
Revenues from rental operations (a)                $  6,150    $    6,191   $    6,158   $    6,174    $   15,761
Write down of investments in
   real estate (b)                                       --            --           --           --        (3,200)
 Income (loss) before gain on sales of
   real estate (c)                                   (2,979)          150       (1,961)      (1,488)       (6,575)
Gain on sales of real estate (d)                         --            --           --           --           229
Net income (loss)                                    (2,979)          150       (1,961)      (1,488)       (6,346)
Total assets                                         45,527        45,102       45,067       46,830        48,209
Long-term obligations:
    Mortgage notes payable, net of
      imputed interest and discount                  45,364        45,374       45,379       45,379        45,712
Shareholders' equity (deficit)                       (7,811)       (4,832)      (4,982)      (3,021)       (1,533)
Per share data (e):
    Income (loss) per share:
      Income (loss) before gain on sales
        of real estate                           $    (0.31)      $  0.02     $  (0.21)     $ (0.16)     $  (0.71)
      Net income (loss)                               (0.31)         0.02        (0.21)       (0.16)        (0.68)
      Dividends declared                                 --            --           --           --            --

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

(c) The 1998 and 1999 results reflect the cessation of depreciation and amortization as a result of the Trust's real estate being classified as "held for sale" as of April 1, 1998.

(d) In 1995, the Trust sold its remaining interest in Castleton Park and recognized a gain on the sale of $229,000.

(e) Calculation is based on 9,264,344 weighted average Shares outstanding from 1994 through 1997, 9,505,222 weighted average Shares outstanding for 1998, and 9,632,212 weighted average Shares outstanding for 1999. The Trust had 9,632,212 Shares outstanding as of December 31, 1998 and 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion should be read in conjunction with the financial statements and notes that appear immediately following the signatures page.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         As discussed in Item 1 under "Mortgage Debt", the Trust's Mortgage Note Lender and its Term Loan Lender granted the Trust relief through December 15, 1999, from the debt instruments' initial maturity date of December 15, 1995 through a series of extensions and forbearance arrangements. Inasmuch as the Trust was unable to obtain from its lenders additional extension and forbearance arrangements on economically acceptable terms, the Trust filed a voluntary bankruptcy petition on December 14, 1999.

         The funding of the Trust's operations, debt service payments, and its normal working capital needs currently are being provided pursuant to orders of the Bankruptcy Court which authorize Trust borrowings under a post-petition secured loan by its lenders, or alternatively, authorize the Trust to use cash collateral. This funding is based on budgets attached to the orders which permit the Trust to operate the Mall and to make certain capital expenditures in the ordinary course of business required to maintain or enhance the value of the Mall, including tenant allowances associated with leasing activity.

         One of the conditions of the Mortgage Note was the establishment of capital reserve and cash collateral accounts, which are maintained by a third-party escrow agent and from which expenditures must be approved by the Mortgage Note Lender. The balances in these accounts at December 31, 1999 amounted to $1,038,000 and $2,322,000, respectively. The Trust believes the current cash balance in these accounts, coupled with additional cash flows projected to be generated from operations, will be sufficient to fund the Mall's operations and capital expenditure requirements through the date of the Mall's disposition by the Trust.

         During 1999, the Trust generated cash flows from operating activities of $737,000 as compared to $1,597,000 in 1998. This decrease is largely attributable to certain nonrecurring receipts for certain reimbursements from ART in accordance with the Revised Merger Agreement ($367,000) and lease termination fees from a tenant ($200,000) in 1998. The 1998 cash flows from operating activities represented an increase of $1,365,000 from the $232,000 amount generated in 1997. This increase reflects the timely receipt of real estate tax ($385,000) and utility income ($288,000) recoveries for 1998, as well as the effect of the1998 nonrecurring receipts.

         Cash flows used in investing activities during 1999, 1998, and 1997 were $622,000, $652,000, and $546,000, respectively. These results reflect the payment of build out costs and allowances for certain tenants, as well as costs associated with routine capital items, including roof replacement and parking lot resurfacing.

          Cash flows used in financing activities during 1998 amounted to $407,000, which represented payments made for loan fees to the Mortgage Note Lender ($298,000) and the Term Loan Lender ($104,000), and principal payments on the Term Loan ($5,000). Cash flows used in financing activities during 1999 ($10,000) were for principal payments on the Term Loan and in 1997 ($24,000) were for payments of loan fees to the Term Loan Lender. Payments made on the Mortgage Note for 1999, 1998 and 1997 were limited to interest payments.

         The Trust intends to sell the Mall and, therefore, has classified its real estate as held for sale at December 31, 1999 and 1998. Accordingly, the investment in real estate, including deferred leasing costs, is recorded at the lower of cost or estimated fair market value, less estimated costs to sell. Although the Trust has entered into a Purchase and Sale Agreement to sell the Mall for a price of $46,500,000, the closing of the proposed sale transaction is contingent upon the performance of due diligence procedures to the satisfaction of the prospective purchaser and Bankruptcy Court approval. The Trust will also seek Bankruptcy Court approval to sell the Mall at auction for a higher and better offer, or if a sale transaction does not close, will convey title to the Mall to the Mortgage Note Lender. In all events, however, the Trust expects to dispose of the Mall and discontinue Mall operations.

RESULTS OF OPERATIONS

         For the year ended December 31, 1999, the Trust reported a net loss of $2,979,000 ($.31 per share) as compared to net income of $150,000 ($.02 per share) and a net loss of $1,961,000 ($.21 per share) for the years ended December 31, 1998 and 1997, respectively.

         The Trust's revenues for 1999 were $6,150,000, which represents a $41,000 decrease from the 1998 amount of $6,191,000. Most of the decrease represents a decline in percentage rent reflecting decreased or flat tenant sales. In 1998, however, percentage rents increased by $150,000 from 1997 as a result of increased sales by percentage-rent-paying tenants at the Mall. In addition, in 1998 the Trust recognized a non-recurring lease cancellation fee of approximately $200,000. These increases in income were substantially offset by a decrease in income in 1998 due to a non-recurring adjustment made in 1997 to record the recovery of income from one of the Mall's anchor stores. Consequently, the Trust's revenues in 1998 reflected only a $33,000 increase from the 1997 revenues of $6,158,000.

         Operating expenses (net of reimbursements from tenants) for 1999, 1998 and 1997 were $1,063,000, $769,000, and $1,083,000, respectively. This lower expense amount in 1998 is primarily due to greater common area maintenance expense recoveries due to a higher reimbursement ratio for 1998. The higher reimbursement ratio is attributable to a higher average occupancy ratio at the Mall as compared to both 1999 and 1997.

         No depreciation and amortization expense was recorded in 1999, and such expense was recorded only for three months of 1998 ($588,000) because the Trust classified the Mall asset as real estate held for sale effective April 1, 1998.

         Interest expense for 1999, 1998, and 1997 was $7,564,000,
$4,219,000, and $4,397,000, respectively. The 1999 increase resulted from the Trust recording in December, 1999, $3,360,000 of accrued and unpaid interest at the default rate to the Mortgage Note Lender for all periods after June 15, 1998. This liability resulted from the Trust's failure to pay the Mortgage Note indebtedness upon the December 15, 1999 forbearance expiration date. The Trust has been advised that it may have defenses to the Mortgage Note Lender's claim for default rate interest for all periods prior to December 15, 1999. There can, however, be no assurance that any such defenses would be successful. Effective December 15, 1999, the Trust commenced recording interest expense at the applicable default rates for both the Mortgage Note and the Term Loan on a current basis. Interest expense decreased in 1998 compared to 1997 due to lower amortization of deferred financing costs in 1998 since the majority of these costs were fully amortized by June 1998. A full year of amortization was recognized during 1997.

          Other expenses-net consists of portfolio management fees, other costs related to the operation of the Trust, and interest income earned on cash balances.

          As discussed in the liquidity section above, the Trust believes that its existing cash reserves and its anticipated cash flow generated from operations will be sufficient to meet its operating, capital and monthly debt service requirements. Due to the accrual of interest expense on the Trust's mortgage debt at default rates of interest, the Trust expects to continue reporting net losses through the date of the disposition of the Mall. Further, the Trust's future results will also be affected by, among other factors, the professional fees and other administrative expenses of its bankruptcy proceeding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Trust generally does not enter into market risk sensitive instruments for trading purposes. The Trust has entered into debt instruments that may be affected by changes in interest rates; however, a 10% change in the fixed and variable interest rate would not have a material effect on the Trust's financial statements due to the related terms of its debt instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Registrant's financial statements and supplementary data listed in
Item 14(a) appear immediately following the signatures page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In March, 2000, the Trust filed an application in the Bankruptcy Court for authority to employ Deloitte & Touche LLP ("Deloitte") as auditors, accountants, and tax consultants. Certain parties in interest filed objections in the Bankruptcy Court to such employment, and Deloitte subsequently requested that the Trust withdraw its application to retain Deloitte. On May 18, 2000, the Trust filed a praecipe to withdraw the Deloitte employment application. Accordingly, Deloitte has ceased acting as the Trust's independent public accountants. The Trust has not replaced Deloitte.

                                    PART III

ITEM 10. TRUSTEES OF THE REGISTRANT.

                  The Trustees, their terms served and their professional interests outside the Trust are profiled below. The Trustees are elected to office at the Trust's annual meeting each year.

         Sylvan M. Cohen, age 85, has been a Trustee since 1988. Mr. Cohen has been Chairman and Trustee of Pennsylvania Real Estate Investment Trust, a New York Stock Exchange-listed real estate investment trust, since 1994, and also served as its Chief Executive Officer from 1994 to October 1997. He was President and Trustee since its inception in 1960. Mr. Cohen has been Of Counsel to the law firm Drinker Biddle & Reath since 1995. For more than five years prior thereto, Mr. Cohen was a partner in the Philadelphia law firm of Cohen, Shapiro, Polisher, Shiekman and Cohen. Mr. Cohen is formerly a director of Fidelity Bank, Philadelphia, Pennsylvania, and is currently a director of Orleans Homebuilder, Inc. (formerly the FPA Corporation), an American Stock Exchange-listed real estate development company, and was a managing trustee of Arbor Property Trust, a New York Stock Exchange-listed real estate investment trust and successor in interest to EQK Green Acres, L.P, until it was acquired in December 1997. He formerly served as President of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

         Alton G. Marshall, age 78, has been a Trustee since the Trust's inception in 1985. Mr. Marshall has been President of Alton G. Marshall Associates, Inc. a New York City real estate investment firm since 1971. He was formerly a Senior Fellow of the Nelson A. Rockefeller Institute of Government in Albany, New York. He was also Chairman of the Board and Chief Executive Officer of The Lincoln Savings Bank, FSB from March 1984 through December 1990. From 1971 to 1981, he was President of the Rockefeller Center, Inc., a real estate, manufacturing and entertainment company. Mr. Marshall was a director of the New York State Electric & Gas Corp. He previously served as a director of the Hudson River Trust and as a managing trustee of Arbor Property Trust, until it was acquired in December 1997. He was an independent partner of Equitable Capital and Equitable Capital Retirement Fund.

         George R. Peacock, age 76, has been a Trustee since 1988. Mr. Peacock has been sole-owner and President of Carluke, Inc., a real estate investment consulting firm, since 1988. Mr. Peacock retired from Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), a wholly-owned subsidiary of The Equitable Life Assurance Society of the United States ("Equitable") in August 1988 after serving as Chairman and Chief Executive Officer. Mr. Peacock is a past member of Equitable's Investment Policy Committee. Prior to his retirement, he was also a Senior Vice President of Equitable for approximately twelve years. He is also a former director of Equitable Real Estate and was a managing trustee of Arbor Property Trust until it was acquired in December 1997.

         Phillip E. Stephens, age 52, has been a Trustee since 1990. Mr. Stephens is the President and the Chief Executive Officer of Stephens Property Group, LLC, a developer of shopping centers in the Southeastern United States. Mr. Stephens was Chairman and Chief Executive Officer of Compass Retail, Inc., a subsidiary of Equitable Real Estate, from February 1996 to June 1997 and was President and Chief Executive Officer from January 1992 to January 1996. Mr. Stephens was Executive Vice President of the Compass Retail division of Equitable Real Estate from January 1990 to December 1991. He also served as President of Equitable Realty Portfolio Management, Inc. ("ERPM"), the Trust's Advisor and a wholly-owned subsidiary of ERE Yarmouth, Inc. (formerly Equitable Real Estate), from December 1989 to June 1997. Prior to that date and since October 1987, he was President of EQK Partners, the predecessor in interest to ERPM. Prior to that date and since its inception in September 1983, he was Senior Vice President and subsequently President of EQK Partners. He was also a managing trustee of Arbor Property Trust until it was acquired in December 1997.

         Robert C. Robb, Jr., age 54, has been a Trustee since 1991. Mr. Robb has been President of and a partner in the management and financial consulting firm of Lewis, Eckert, Robb & Company since 1981. Mr. Robb is currently a director of Provident Institutional Funds and

Brynwood Partners, a Trustee of the Medical College of Pennsylvania, Hahnemann University, and is a former director of Brinks, Inc. of Darien, Connecticut and PNC Bank, N.A., Pittsburgh, Pennsylvania.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         On January 15, 1999, certain officers of the Trust resigned from their positions. Robert Welanetz resigned as President of the Trust and as a member of the Board of Trustees and William G. Brown, Jr. resigned as Vice President and Controller of the Trust. On the same date, Samuel F. Hatcher was elected to succeed Robert Welanetz as President of the Trust and member of the Board of Trustees and Don Henry was elected to succeed William G. Brown, Jr. in his capacities.

         On December 13, 1999, Mr. Hatcher resigned as President of the Trust and as a member of the Board of Trustees, Mr. Henry resigned as Vice President and Controller, and Pamela P. Griffin resigned as Secretary of the Trust. All of these officers were also officers and/or employees of Lend Lease, and as hereinafter discussed, the Trust's advisory agreement with Lend Lease was terminated on that same date. Effective with these resignations and advisory agreement termination, the following officers were elected: Gregory R. Greenfield as President and Chief Executive Officer; William G. Brown, Jr. as Vice President, Treasurer and Chief Financial Officer; and Linda K. Schear as Secretary. These officers are associated with Gregory Greenfield & Associates, Ltd. which was appointed to serve as the Trust's advisor on that date.

         Effective January 18, 2000, and concurrently with the appointment of Newleaf Corporation as the Trust's Advisor, all of the Trust's officers resigned their positions with the Trust, and the Board of Trustees appointed the current executive officers of the Trust, each of whom is an officer of Newleaf Corporation. The term of office of each officer expires at the end of twelve months or such earlier time as they resign and their respective successor are named and approved. The following table sets forth the names and positions of the current executive officers.

         Name                                        Position
         ----                                        --------
         Lloyd T. Whitaker                           President and Chief Executive Officer
         David H. Crumpton                           Chief Financial Officer, Vice President and Secretary

----------------

                  Lloyd T. Whitaker, age 65, has, since 1987, served as President and Chief Executive Officer of Newleaf Corporation, the Advisor to the Trust. Newleaf Corporation is engaged in the business of serving as bankruptcy trustees, examiners, financial consultants, advisors and business managers for real estate and other types of business enterprises which are in bankruptcy or which are otherwise experiencing financial difficulties. Prior to 1987, Mr. Whitaker was President and Chief Executive Officer of CMEI, Inc. (a publicly traded real estate investment trust), President of the Office Development and the Downtown Development Divisions of Cousins Properties Incorporated, and a partner in an Atlanta, Georgia law firm.

         David H. Crumpton, age 52, has been a Principal and Chief Financial Officer of Newleaf Corporation since May, 1987. Prior to that date and since March, 1969, he was associated with the accounting firm of Arthur Andersen & Co. where he was a Principal in its auditing group and National Coordinator of the firm's real estate accounting and auditing practice.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         Based on the Trust's review of the copies of these reports received by it, and written representations received from Reporting Persons, the Trust believes that all filings required to be made by the Reporting Persons with respect to transactions from January 1, 1999 through December 31, 1999 were made on a timely basis, except that Forms 3 for William G. Brown, Jr. and Gregory R. Greenfield were filed late.

ITEM 11. EXECUTIVE COMPENSATION.

         The Trust currently pays each unaffiliated Trustee a fee of $10,000 per year for serving as a Trustee and $1,000 for each day or portion of a day spent by a Trustee on the Trust's business, including meetings of the Trustees (including conference call meetings) and of any committee of Trustees which such Trustee attends. In addition, the Trust currently reimburses each of the Trustees for travel and other expenses incurred in connection with their duties as Trustee of the Trust.

         No salaries are paid to the officers of the Trust for acting in such capacity. The Trust's officers have been provided by the advisors to the Trust. Reference is made to Item 13 "Certain Relationships and Related Transactions" hereof which describes the compensation arrangements with advisors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the beneficial shareholdings as of December 31, 1999 of all persons known by the Trust to be beneficial owners of more than 5% of its outstanding Shares (based upon filings made by such persons pursuant to Section 13(d) of the Exchange Act), of all Trustees and nominees individually, and of all Trustees and officers as a group.


                                                                                              Percentage of
                                                                                 Number        Outstanding
             Name                              Address                         of Shares         Shares
             ----                              --------                        ---------      --------------
       Lend Lease Portfolio             3424 Peachtree Road, NE                  1,685,556        17.5%
       Management, Inc.                 Suite 800
                                        Atlanta, GA 30326

       Sutter Opportunity Fund, LLC     595 Market Street                          919,400        9.5%
                                        Suite 2100
                                        San Francisco, CA 94105

       Summit Venture, L.P.             717 Morten Avenue                          916,900        9.4%
                                        Suite 220
                                        Phoenix, AZ 85020

       E.I. duPont de Nemours           Wilmington Trust Co.                       906,600        9.4%
       Co., Inc. Trust Fund             1100 North Market Street
                                        Wilmington, DE 19890

       Maurice A. Halperin              2500 North Military Trail                  847,100        8.8%
                                        Suite 225
                                        Boca Raton, FL 33431

       Sylvan M. Cohen                  Drinker Biddle & Reath                         -           (2)
                                        Philadelphia National Bldg
                                        1345 Chestnut Street
                                        Philadelphia, PA 19107

       Alton G. Marshall                136 East 79th Street                           -           (2)
                                        New York, NY 10021

       George R. Peacock                Monarch Plaza                                1,728(1)      (2)
                                        3414 Peachtree Road, NE
                                        Suite 416
                                        Atlanta, GA 30326

       Robert C. Robb                   Lewis, Eckert, Robb and Co.                  2,000         (2)
                                        One Plymouth Meeting
                                        Suite 425
                                        Plymouth Meeting, PA 19462

       Phillip E. Stephens              Seven Piedmont Center                        2,055         (2)
                                        Suite 300
                                        Atlanta, GA 30305

       All Trustees and Executive                                                    5,783         (2)
       Officers as a Group
       (7 persons)

-------------------------------
(1) These Shares are owned by Mr. Peacock's wife and son and Mr. Peacock disclaims beneficial ownership of these Shares.

(2)  The number of Shares represents less than 1% of the outstanding Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Lend Lease Portfolio Management, Inc., ("Lend Lease" and formerly ERE Yarmouth Portfolio Management, Inc.), a wholly-owned subsidiary of Lend Lease Real Estate Investments, Inc. (formerly ERE Yarmouth, Inc.), served as the advisor to the Trust from the Trust's inception until the termination of its advisory agreement on December 13, 1999. For the year ended December 31, 1999, Lend Lease earned portfolio management fees in the approximate amount of $186,000, of which approximately $112,500 was paid currently as described below.

         Effective January 1, 1990, Lend Lease agreed to reduce the rate of its annual portfolio management fees as an accommodation to the Trust's efforts to reduce its costs of operations. The basis of the fee calculation was changed from .85% to .425% of the sum of (i) the average daily per Share closing price of the Trust's Shares, multiplied by the average number of Shares outstanding on each day and (ii) the average daily outstanding balance of the Trust's long-term indebtedness. In addition, certain provisions which subordinated the payment of the fee to a specified dividend distribution were eliminated. Lend Lease agreed to forgive one-half of the total of $5,440,000 of deferred annual portfolio management fees owed by the Trust to the Advisor for the years 1985 through 1989. The remaining deferred fees of approximately $2,720,000 were intended to be paid upon the disposition of the Trust's remaining property, the Mall.

         Pursuant to the Mortgage Loan Modification Agreement executed in December 1995, which extended the maturity date of the Trust's mortgage indebtedness by one year, to December 15, 1996, and continuing with subsequent extension and forbearance arrangements as described in "Item 1- Business", Lend Lease agreed to an additional partial deferral of its fees. The formula for computing the fee remained unchanged as described above; however, the payment of fees in excess of $37,500 per quarter was deferred. These additional deferred fees were intended to be paid to Lend Lease upon the repayment of the Trust's mortgage indebtedness, either through a refinancing or from an application of proceeds from the sale of the Mall. In addition, the Trust accrued advisory fees to Lend Lease for advisory services for the fourth quarter of 1999, none of which was paid due to the Trust's filing of its bankruptcy petition on December 14, 1999.

         Inasmuch as the Shares of the Trust ceased to be traded on a market with readily available market values on May 4, 1998, the Trustees agreed on stipulated per Share values to be used for purposes of calculating the portfolio management fee. These stipulated per Share values were $0.75 per Share for the period May 4, 1998 through December 31, 1998, $0.37 per Share for the period January 1, 1999 through June 30, 1999, and $0.15 per Share for the period July 1, 1999 through the December 13, 1999 termination date of the Lend Lease advisory agreement with the Trust.

         In addition to the foregoing advisory fees, Lend Lease earned a refinancing fee of $50,000 in connection with the December 15, 1996 extension of debt, which does not become payable until the retirement of the Trust's mortgage debt.

         The aggregate amount of refinancing and advisory fees owed to Lend Lease at December 31, 1999, including all deferred amounts, was $3,142,741. The Trust has treated this amount as a general unsecured claim in the Trust's bankruptcy proceeding.

         On December 13, 1999, the Trust entered into an Advisory Agreement with Gregory

Greenfield & Associates, Ltd. ("Greenfield") whereby Greenfield was appointed advisor to the Trust. Certain parties in interest raised objections to Greenfield's appointment as advisor in connection with the Trust's bankruptcy proceedings due to prior relationships between the Trust and principals of Greenfield who had previously been officers of the Trust and Lend Lease. As a consequence, Greenfield resigned as advisor effective January 18, 2000. Greenfield was paid cash compensation of $25,000 for its advisory services.

         Effective January 18, 2000, Newleaf Corporation was appointed as the Trust's Advisor pursuant to an Advisory Agreement dated January 18, 2000 and an order of the Bankruptcy Court entered January 25, 2000. Newleaf Corporation is engaged in the business of serving as bankruptcy trustees, examiners, financial consultants, advisors and business managers for real estate and other types of business enterprises which are in bankruptcy or which are otherwise experiencing financial difficulties. The Newleaf Advisory Agreement provides for the Advisor to receive monthly cash compensation based on the hourly billing rates of its principals, but not to exceed a cumulative amount calculated at the rate of $35,000 per month for the first three months of services, $25,000 per month for the next six months of services, and $20,000 per month for each month thereafter. The Advisor is also entitled to earn incentive fees of not more than $70,000 in connection with the sale of the Mall and $25,000 upon the consummation of a merger or similar transaction involving the Trust and ART or other entities.

         The Trust has a property management agreement for the management of the Mall with Jones Lang LaSalle Americas, Inc. (formerly ERE Yarmouth Retail, Inc., formerly Compass Retail, Inc and formerly a wholly owned subsidiary of Lend Lease Real Estate Investments, Inc.) which has been in effect since June 1, 1990. On September 30, 1998, ERE Yarmouth Retail, Inc. was sold to LaSalle Partners Incorporated, which is not affiliated with the Trust or with Lend Lease.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K.

(a)  The following documents are filed as part of this report:

     1.  FINANCIAL STATEMENTS
         Balance Sheets at December 31, 1999 and 1998
         Statements of Operations for the years ended
         December 31, 1999, 1998 and 1997
         Statements of Shareholders' Deficit for the years ended December 31,
           1999, 1998 and 1997
         Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
         Notes to financial statements

     2.  FINANCIAL STATEMENT SCHEDULE
         Schedule III: Real Estate and Accumulated Depreciation

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements, or the related notes thereto.

       3. EXHIBITS

        (2)  None.
        (3) (a) Form of Amended and Restated Declaration of Trust, as amended. (2)
             (b)  Trustees' Regulations, as amended. (2)
        (4)  Form of certificate for Shares of Beneficial Interest. (1)
        (9)  None.
        (10) (a) Form of Advisory Agreement between the Registrant and EQK Partners.( 1)
             (e) Property management agreement between Salomon Brothers Peachtree Properties Inc. and Equitable Real Estate Investment Management, Inc. with respect to Peachtree-Dunwoody Pavilion.( 1)
             (f) Form of property management agreement between the Registrant and Castleway Management Corp. with respect to Castleton Commercial Park.( 1)
             (k) Mortgage encumbering Harrisburg East Mall in favor of Continental Assurance Company and related documents.( 1)
             (m) Mortgage encumbering Harrisburg East Mall in favor of The Philadelphia Savings Fund Society and related documents.( 1)
             (n) Amended and Restated Zero Coupon Mortgage Note due December 1992 in the principal amount of $45,000,000.( 1)
             (o) Mortgage encumbering Harrisburg East Mall in favor of Salomon Brothers Realty Corp.( 2)
             (p) Mortgages encumbering Peachtree-Dunwoody Pavilion in favor of Salomon Brothers Realty Corp.( 2)
             (q) Mortgages encumbering Castleton Commercial Park in favor of Salomon Brothers Realty Corp.( 2)
             (r)  Zero Coupon Mortgage Note due December 1992 in the principal amount of $5,000,000.( 3)
           (s) Form of Amendments dated February 4, 1988 to Exhibits 10(o), 10(p) and 10(q).( 3)
           (t)  Form of Mortgages securing 10(r).( 3)
           (u)  First Amendment to Advisory Agreement dated as of December
                31, 1989.( 4)
           (v) Form of property management agreement between Registrant and Compass Retail, a division of Equitable Real Estate
                Investment Management, Inc.( 5)
           (w) Agreement of sale dated June 25, 1991 between McCready and Keene, Inc. and the Registrant.( 6) (x) Agreement for release of collateral between The Prudential Insurance
                Company of America and the Registrant dated August 30,
                1991.( 6)
           (y)  Agreement of sale dated September 23, 1991 between the
                Wesleyan Church Corporation and the Registrant.( 6)
           (z)  Agreement of sale dated June 24, 1992 between Computer
                Generation Incorporated and the Registrant.( 7)
           (aa) Purchase and Sale Agreement dated October 21, 1992 between Minneapolis Investment Associates L.P. and the Registrant( 7)
           (bb) Second Amended and Restated Note dated as of December 16,
                1992 from the Registrant to The Prudential Insurance Company of America( 7)
           (cc) Cash Management and Security Agreement dated as of December 15, 1992, among the Registrant, The Prudential Insurance Company of America and First Union National Bank of Georgia
                ( 7)
           (dd) Amended and Restated Deed to Secure Debt and Security Agreement (Peachtree) dated as of December 16, 1992 by Successor Trustees of the Registrant as Debtor in favor of The Prudential Insurance Company of America as Secured
                Party( 7)
           (ee) Amended and Restated Open-End Mortgage and Security
                Agreement (Harrisburg) dated as of December 15, 1992 by Successor Trustees of the Registrant as Debtor in favor of The Prudential Insurance Company of America as Secured
                Party( 7)

           (ff) Amended and Restated Mortgage and Security Agreement (Castleton) dated as of December 15, 1992 by the Registrant as Debtor in favor of The Prudential Insurance Company of America as Secured Party( 7) (gg) Absolute Assignment of Leases and Rents and Rental Collection Agreement (Peachtree) dated as of December 16, 1992 among Successor Trustees of the Registrant as Assignor, The Prudential Insurance Company of America as Assignee and First Union National Bank of Georgia as Rental Collection Agent( 7)
           (hh) Absolute Assignment of Leases and Rents and Rental Collection Agreement (Harrisburg) dated as of December 16, 1992 among Successor Trustees of the Registrant as Assignor, The Prudential Insurance Company of America as Assignee and First Union National Bank of Georgia as Rental Collection Agent( 7)
           (ii) Absolute Assignment of Leases and Rents and Rental Collection Agreement (Castleton) dated as of December 15, 1992 among the Registrant as Assignor, The Prudential Insurance Company of America as Assignee and First Union National Bank of Georgia as Rental Collection Agent( 7)
           (jj) Warrant Agreement dated as of December 18, 1992 between the Registrant and The Prudential Insurance Company of America
                ( 7)
           (kk) Subordination and Intercreditor Agreement dated as of December 16, 1992 among Provident National Bank, The Prudential Insurance Company of America and the Registrant
                ( 7)
           (ll) Second Amended and Restated Loan Agreement dated as of December 16, 1992 from the Registrant to Provident National Bank( 7)
           (mm) Amended and Restated Note dated as of December 16, 1992 from the Registrant to Provident National Bank( 7)
           (nn) Mortgage and Security Agreement (Castleton) dated as of December 16, 1992 between the Registrant and Provident National Bank (7)
           (oo) Deed to Secure Debt and Security

                  Agreement (Peachtree) dated as of December 16, 1992 between the Registrant and Provident National Bank( 7)
            (pp) Open-End Mortgage and Security Agreement (Harrisburg) dated as of December 16, 1992 between the Registrant and Provident National Bank( 7)
            (qq) Assignment of Lessor's Interest in Leases (Castleton) dated as of December 16, 1992 between the Registrant and Provident National Bank( 7)
            (rr) Assignment of Lessor's Interest in Leases (Peachtree) dated as of December 16, 1992 between the Registrant and Provident National Bank( 7)
            (ss) Assignment of Lessor's Interest in Leases (Harrisburg) dated as of December 16, 1992 between the Registrant and Provident National Bank( 7)
            (tt) Assignment of Cash Collateral Account and Security Agreement dated as of December 16, 1992 between the Registrant and Provident National Bank( 7)
            (uu) Purchase and Sale Agreement dated July 6, 1993 between Lawrence E. Cooper and the Registrant(8)
            (vv)  Amendment dated October 1, 1993 to Exhibit 10(cc)(8)
            (ww)  Amendment dated December 3, 1993 to Exhibits 10(ll) and
                  10(mm)(8)
            (xx)  Purchase Agreement for Real Property and Escrow Instructions
                  (9)
            (yy) Note, Mortgage, and Modification agreement dated December 15, 1995 between the Registrant and The Prudential (10) Insurance Company of America
            (zz) Mutual Estoppel and Modification Agreement dated December 15, 1995 between the Registrant and The Prudential Insurance Company of America (10)
            (aaa) Amended Mutual Estoppel and Modification Agreement dated
                  December 15, 1995 between the Registrant, PNC Bank, National Association, and The Prudential Insurance Company of America
                  (10)
            (bbb) Extension and Partial Paydown of loan from PNC Bank
                  National Association, dated December 15, 1995 to EQK Investors I (10)

             (ccc) Second Amendment to Second Amended and Restated Loan
                   Agreement from PNC Bank National Association dated December 15, 1996 (11)
             (ddd) Third Amended and Restated Note from PNC Bank National
                   Association dated December 15, 1996 (11)
             (eee) First Amended Note, Mortgage and Note Modification
                   Agreement from the Prudential Insurance Company of America dated December 15, 1996 (11)
             (fff) Mutual Estoppel and Modification Agreement dated December
                   15, 1996 between the Registrant and the Prudential Insurance Company of America and PNC Bank National Association (11)
             (ggg) Agreement and Plan of Merger dated December 23, 1997 by and among the Registrant , American Realty Trust Inc., ART Newco, LLC, Basic Capital Management, Inc., Equitable Realty Portfolio Management Inc., and Compass Retail, Inc. (12).
             (hhh) Cost Sharing Agreement dated July 9, 1997 between the
                   Registrant and American Realty Trust (12).
             (iii) Agreement between EQK Realty Investors I and Prudential
                   Insurance Company of America dated April 9, 1998 (13).
             (jjj) Amended and Restated Agreement and Plan of Merger dated
                   August 25, 1998 by and among the Registrant, American Realty Trust, Inc., ART Newco, LLC, Basic Capital Management, Inc., EQK Realty Investors I, and Lend Lease Portfolio Management, Inc. (13)
             (kkk) Agreement between EQK Realty Investors I and Prudential
                   Insurance Company of America dated April 8, 1998 (14)
             (lll) Third Amendment to Second Amended and Restated Loan
                   Agreement from PNC Bank National Association dated June 15, 1998 (14)
             (mmm) Fourth Amended and Restated Note from PNC Bank Association dated June 15, 1998 (14)
             (nnn) Mutual Estoppel and Modification Agreement dated June 15,
                   1998 between the Registrant and the Prudential Insurance Company of America and PNC Bank National Association (14)
             (ooo) Disclosure for Confession of Judgment from PNC Bank
                   National Association dated June 15, 1998 (14)
             (ppp) Agreement between EQK Realty Investors I and Prudential
                   Insurance Company of America dated November 30, 1998 (14)
             (qqq) Fourth Amendment to Second Amended and Restated Loan
                  Agreement from PNC Bank National Association dated December
                   15, 1998 (14)
             (rrr) Fifth Amended and Restated Note from PNC Bank Association dated December 15, 1998 (14)
             (sss) Mutual Estoppel and Modification Agreement dated December
                  15, 1998 between the Registrant and the Prudential Insurance
                   Company of America and PNC Bank National Association (14)
             (ttt) Disclosure for Confession of Judgment from PNC Bank
                   National Association dated December 15, 1998 (14)
             (uuu) First Amendment to Amended and Restated Agreement and Plan
                   of

                   Merger by among the Registrant, American Realty Trust, Inc., ART Newco, LLC, Basic Capital Management, Inc., EQK Realty Investors I, and Lend Lease Portfolio Management, Inc. (15)
             (vvv) Agreement between EQK Realty Investors I and Prudential
                   Insurance Company of America dated June 14, 1999. (16)
             (www) Fifth Amendment to Second Amended and Restated Loan
                   Agreement from PNC Bank National Association dated June 15, 1999. (16)
             (xxx) Sixth Amended and Restated Note from PNC Bank National
                   Association dated June 15, 1999. (16)
             (yyy) Mutual Estoppel and Modification Agreement dated June 15,
                   1999 between the Registrant and the Prudential Insurance Company of America and PNC Bank Association. (16)
             (zzz) Disclosure for Confession of Judgment from PNC Bank
                   National Association dated June 15, 1999. (16)
            (aaaa) EQK Realty Investors I Incumbency Certificate dated June
                   15, 1999 (16)
            (bbbb) First Amendment to Amended and Restated Agreement and Plan
                   of Merger by and among the Registrant, American Realty Trust, Inc., ART Newco, LLC, Basic Capital Management, Inc., EQK Realty Investors I, and Lend Lease Portfolio Management, Inc. (17)
            (cccc) Advisory Agreement between the Registrant and Newleaf
                   Corporation dated as of January 18, 2000
            (dddd) Agreement for brokerage services between the Registrant and Granite Partners, L.L.C. dated February 17, 2000

          (11) See Note 2 to the Financial Statements.
          (12) Inapplicable.
          (13) Inapplicable.
          (16) Inapplicable.
          (18) Inapplicable.
          (21) Inapplicable.
          (22) Inapplicable.
          (23) Inapplicable.
          (24) Inapplicable.
          (27) Financial Data Schedule.
          (28) Inapplicable.

--------------

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

     (14) Incorporated herein by reference to exhibit filed with Registrant's Form 10-K for fiscal year ended December 31, 1998.

     (15) Incorporated herein by reference to exhibit 99.8 filed with Registration Statement on April 23, 1999 on Amendment #5 to form S-4 filed by American Realty Trust, Inc. (Registration Statement Number 333-43777).

     (16) Incorporated herein by reference to exhibit filed with Registrant's Form 10-Q for the quarterly period ended June 30, 1999.

     (17) Incorporated herein by reference to exhibit filed with Registration Statement on July 1, 1999 on Amendment #7 to form S-4 filed by American Realty Trust, Inc. (Registration Statement Number 333-43777).

---------------

     (b)  Reports on Form 8-K

         A Report on Form 8-K was filed by the Trust on December 29, 1999 regarding its filing of a voluntary petition for reorganization in the United States Bankruptcy Court for the Middle District of Pennsylvania on December 14, 1999.

     (c)  See paragraph (a) 3. above

     (d)  See paragraph (a) 2. above

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of June, 2000.

                                            EQK Realty Investors I

                                            By:  /s/LLOYD T. WHITAKER
                                               --------------------------------
                                                     LLOYD T. WHITAKER
                                                     PRESIDENT (PRINCIPAL
                                                     EXECUTIVE OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 5, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURES                             TITLE
----------                             -----

/s/LLOYD T. WHITAKER                   President (Principal Executive Officer)
-------------------------------
   Lloyd T. Whitaker

/s/DAVID H. CRUMPTON                   Vice President (Principal Financial and
-------------------------------        Accounting Officer) and Secretary
   David H. Crumpton

/s/SYLVAN M. COHEN                     Trustee
-------------------------------
   Sylvan M. Cohen

/s/ALTON G. MARSHALL                   Trustee
-------------------------------
   Alton G. Marshall

/s/GEORGE R. PEACOCK                   Trustee
-------------------------------
   George R. Peacock

/s/ROBERT C. ROBB, JR.                 Trustee
-------------------------------
   Robert C. Robb, Jr.

/s/PHILLIP E. STEPHENS                 Trustee
-------------------------------
   Phillip E. Stephens

                             EQK REALTY INVESTORS I
                                 BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                           December 31, December 31,
                                                                                                               1999        1998
                                                                                                           ------------  ----------
                                  ASSETS                                                                   (UNAUDITED--
                                                                                                            SEE NOTE1)
Real estate held for sale                                                                                   $  40,030    $  39,360

Cash and cash equivalents:

    Restricted cash, held in escrow under Cash Management Agreement                                             3,360        3,390
    Operating cash                                                                                                606          471


Accounts receivable and other assets (net of allowance of $5
  and $67, respectively)                                                                                        1,531        1,881
                                                                                                           ------------  ----------
TOTAL ASSETS                                                                                                $  45,527    $  45,102
                                                                                                           ============  ==========
                 LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

Liabilities:

        Mortgage note principal payable                                                                     $  43,794    $  43,794

        Term loan principal payable                                                                             1,570        1,580

        Accrued interest on mortgage note and term loan                                                         3,641          167

        Accounts payable and other liabilities (including amounts due to
             Lend Lease of $3,143 and $3,069, respectively)                                                     4,333        4,393
                                                                                                           ------------  ----------
                                                                                                               53,338       49,934
                                                                                                           ============  ==========
Commitments and Contingencies (Note 7)

Deficit in Shareholders' Equity:

        Shares of beneficial interest, without par value:  10,055,555 shares authorized, 9,632,212  shares issued and outstanding
             in 1999 and 1998                                                                                 135,875      135,875
        Accumulated deficit                                                                                  (143,686)    (140,707)
                                                                                                           ------------  ----------
                                                                                                               (7,811)      (4,832)
                                                                                                           ------------  ----------
TOTAL LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY                                                       $  45,527    $  45,102
                                                                                                           ============  ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I

                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                           Years Ended December 31,
                                           1999       1998      1997
---------------------------------------------------------------------
                                       (UNAUDITED--
                                        SEE NOTE1)
Revenues from rental operations          $ 6,150    $ 6,191   $ 6,158

Operating expenses, net of tenant
   reimbursements                          1,063        769     1,083

Depreciation and amortization                  0        588     2,181
---------------------------------------------------------------------

Income from rental operations              5,087      4,834     2,894

Interest expense                           7,564      4,219     4,397

Other expenses, net of interest income       502        465       458
---------------------------------------------------------------------

Net income (loss)                        ($2,979)   $   150   ($1,961)
=====================================================================

Net income (loss) per share              ($ 0.31)   $  0.02   ($ 0.21)
=====================================================================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                       STATEMENTS OF SHAREHOLDERS' DEFICIT


                              Number of     Shares of
                           Shares Issued    Beneficial  Accumulated
                          and Outstanding   Interest      Deficit        Total
--------------------------------------------------------------------------------
                                  (In thousands, except share data)
Balance, December 31, 1996    9,264,344    $ 135,875    ($138,896)      ($3,021)
--------------------------------------------------------------------------------

Net loss                           --           --         (1,961)       (1,961)


Balance, December 31, 1997    9,264,344      135,875     (140,857)      ($4,982)
--------------------------------------------------------------------------------

Shares Issued                   367,868         --           --            --

Net income                         --           --            150           150

Balance, December 31, 1998    9,632,212      135,875     (140,707)      ($4,832)
--------------------------------------------------------------------------------

(Unaudited--see Note1)
Net loss                           --           --         (2,979)       (2,979)

Balance, December 31, 1999    9,632,212    $ 135,875    ($143,686)      ($7,811)
================================================================================





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                Years ended December 31,
                                                             1999       1998         1997
---------------------------------------------------------------------------------------------
                                                       (UNAUDITED--
                                                        SEE NOTE1)
Cash flows from operating activities:
  Net income (loss)                                        ($2,979)    $   150     ($1,961)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation, amortization and property write-off        (48)        588       2,181
      Amortization of deferred financing costs                  71         186         351

  Changes in assets and liabilities:
     Increase (decrease) in accounts payable, other
          liabilities and accrued interest                   3,414         252         198
      (Increase) decrease in accounts receivable
         and other assets                                      279         421        (537)
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                      737       1,597         232
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to real estate investments                        (622)       (652)       (546)
---------------------------------------------------------------------------------------------
Net cash used in investing activities                         (622)       (652)       (546)
---------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Scheduled repayments of debt                                (10)         (5)       --
   Payment of deferred financing costs                        --          (402)        (24)
---------------------------------------------------------------------------------------------
Net cash used in financing activities                          (10)       (407)        (24)
---------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents               105         538        (338)
Cash and cash equivalents
  beginning of year                                          3,861       3,323       3,661
---------------------------------------------------------------------------------------------
Cash and cash equivalents
  end of year                                              $ 3,966     $ 3,861     $ 3,323
=============================================================================================
Supplemental disclosure of cash flow information:
Interest paid                                              $ 4,019     $ 4,058     $ 4,022
=============================================================================================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS

     EQK Realty Investors I, a Massachusetts business trust (the "Trust"), was formed pursuant to an Amended and Restated Declaration of Trust dated February 27, 1985, as amended on March 5, 1986, to acquire certain income-producing real estate investments. Commencing with the period beginning April 1, 1985, the Trust qualified for and elected real estate investment trust ("REIT") status under the applicable provisions of the Internal Revenue Code. On December 14, 1999, the Trust filed a voluntary petition in the United States Bankruptcy Court for the Middle District of Pennsylvania (the "Bankruptcy Court") because the Trust was unable to repay certain mortgage indebtedness upon the December 15, 1999 expiration date of forbearance and extension agreements with its lenders. The Trust is now operating as a "debtor-in-possession" pursuant to Chapter 11 of the U.S. Bankruptcy Code. On April 10, 2000, the Trust and the Mortgage Note Lender (as hereinafter defined) filed a Joint Plan of Reorganization in the Bankruptcy Court.

     At December 31, 1999 and 1998, the Trust's remaining real estate investment is Harrisburg East Mall (the "Mall"), a regional shopping center in Harrisburg, Pennsylvania, which is currently being actively marketed and held for sale.

     The Declaration of Trust provides for the Trust's existence and a maximum holding period for its real estate investments of 14 years. The Declaration of Trust further provides that this 14-year term may be extended by up to two years upon the recommendation of the Trustees and the affirmative vote of a majority of its shareholders. At a Special Meeting of Shareholders on February 23, 1999, the shareholders approved a two-year extension of the Trust's life from its initial maturity date of March 5, 1999 to March 5, 2001.

     Effective December 23, 1997, the Trust entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which an affiliate of American Realty Trust, Inc. ("ART") agreed to merge with and into the Trust (the "Merger"), with the Trust being the surviving entity. The Merger contemplated, among other things, a 20-year extension of the life of the Trust.

     The Merger Agreement was amended on August 25, 1998 and further amended on April 22, 1999 and June 4, 1999, (the "Revised Merger Agreement") to provide for, among other matters, the right of the Trust to sell the Mall and distribute proceeds of such sale to the Trust's shareholders prior to completing the Merger and a corresponding reduction in the Merger consideration to be paid to the Trust's shareholders.

     The Revised Merger Agreement provided for Merger consideration to be comprised entirely of ART Series F Cumulative Convertible Preferred Stock with a par value of $2.00 per share and a liquidation value of $10.00 per share (the "ART Preferred Shares"). The Revised Merger Agreement provided for the Merger to be effected by (i) ART's acquisition of 4,376,056 Shares held by four EQK shareholders (the "Selling Shareholders") and (ii) ART's receipt of 673,976 shares newly issued by the Trust (which, together with Shares currently outstanding, constitutes

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS

     "EQK Shares"), the combined effect of which would give ART an approximate 49% interest in EQK. The Selling Shareholders would receive for each EQK Share sold 0.030 of an ART Preferred Share with a corresponding liquidation value of $0.30 per EQK Share sold. The remaining shareholders would be entitled to retain their Shares at the time of the Merger, but would be compensated for the dilution in their percentage ownership interest through the receipt of 0.014 of an ART Preferred Share with a corresponding liquidation value of $0.14 per EQK Share held. In addition, ART intended (but was not legally obligated) to acquire the remaining EQK Shares from such other shareholders at some time after the third anniversary of the consummation of the Merger for not less than 0.0486 of an ART Preferred Share with a liquidation value of $0.486 for each EQK Share tendered.

     According to the terms of the Revised Merger Agreement, upon completion of the sale of the Mall and receipt of shareholder approval, the Merger would be completed. Because the Merger was not completed by December 15, 1998, the Revised Merger Agreement became terminable by either ART or the Trust..

     In view of the Trust's bankruptcy filing, the Trust will not be able to consummate the Merger in accordance with the terms of the Revised Merger Agreement nor to make any distributions to its shareholders without Bankruptcy Court approval. Although management has had continuing discussions with representatives of ART on terms and conditions of a transaction with ART and/or its affiliates, no assurances can be provided that a new agreement will be reached, or if reached, would be approved by the Bankruptcy Court. See "Note 7-Commitments and Contingencies."

     Trading in the Trust's Shares on the New York Stock Exchange ("NYSE") terminated on May 4, 1998, as the Trust did not meet the NYSE's continued listing criteria. The Trust's Shares are currently traded on the OTC Bulletin Board System.

     The Trust's financial statements for 1998 and 1997 were previously audited by Deloitte & Touche LLP ("Deloitte") which served as the Trust's independent accountants. In March 2000, the Trust filed an application in the Bankruptcy Court for authority to employ Deloitte as its independent accountants, including serving as auditors of its 1999 financial statements. Certain parties in interest filed objections in the Bankruptcy Court to such employment, and Deloitte subsequently requested that the Trust withdraw its application to retain Deloitte. On May 18, 2000, the Trust filed a praecipe to withdraw the Deloitte employment application. Accordingly, Deloitte has ceased acting as the Trust's independent public accountants, and the 1999 financial statements are unaudited. Furthermore, the Trust has not received a currently dated auditors' report with respect to the financial statements for 1998 and 1997 that were previously audited by Deloitte.

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CAPITALIZATION, DEPRECIATION AND AMORTIZATION

     Property additions are recorded at cost. Costs directly associated with major renovations and improvements, including interest on funds borrowed to finance construction, are capitalized to the point of substantial completion. Costs incurred in connection with the execution of a new lease including leasing commissions and costs associated with the acquisition or buyout of existing leases and related legal fees are deferred and amortized over the term of the new lease.

     Until April 1, 1998, depreciation of real estate investments was provided on a straight-line basis over the estimated useful lives of the related assets, ranging generally from 5 to 40 years. Tenant improvements were amortized over their estimated useful lives, which did not exceed the terms of the respective tenant leases. Intangible assets were amortized on a straight-line basis over their estimated useful lives. The Trust discontinued recording depreciation and amortization expense on its investment in real estate when the investment was classified as "real estate held for sale" on April 1, 1998.

     Deferred financing costs are included in accounts receivable and other assets on the Balance Sheets. Deferred financing costs are amortized over the life of the related debt and such amortization is included in interest expense on the Statements of Operations.

     VALUATION OF REAL ESTATE

     At December 31, 1999 and 1998, the investment in real estate was recorded at cost less accumulated depreciation through April 1, 1998. In accordance with Statement of Financial Accounting Standards No.121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," the Trust considers, on a quarterly basis, whether events or changes in circumstances indicate that the carrying amount of its real estate investment may not be recoverable based on estimates of future undiscounted cash flows without interest expense. In the event such projected undiscounted future cash flows should be less than the depreciated cost of the property, the investment in real estate would be written down to its estimated fair market value.

     REVENUE RECOGNITION

     Minimum rents are recognized on a straight-line basis over the term of the related leases. Percentage rents, which are earned based on specified percentages of tenants' sales, are recognized on an accrual basis.

     NET INCOME (LOSS) PER SHARE

     The net income (loss) per Share calculation is based on the weighted average number of Shares outstanding during the year, which was 9,632,212 for 1999, 9,505,222 for 1998 and 9,264,344

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS

     for 1997.

     On March 19, 1998, The Prudential Insurance Company of America (the "Mortgage Note Lender") exercised warrants issued in 1992 for 367,868 Shares of the Trust at $.0001 per Share. (See Note 3.) Such Shares were issued to the Mortgage Note Lender on May 7, 1998, increasing the total number of issued and outstanding Shares of the Trust to 9,632,212. As such, these Shares were included in the net income per share calculation for 1999 and 1998. In 1997, the warrants, which were considered common share equivalents, were not included in the net loss per Share calculation since the effect on such calculation was anti-dilutive.

     INCOME TAXES

     The Trust has complied with all applicable provisions established by the Internal Revenue Code for maintaining its REIT status. Accordingly, no income tax provision or benefit has been recognized in the accompanying financial statements.

     CASH EQUIVALENTS

     Cash equivalents include short-term investments with a maturity of three months or less.

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

NOTE 3: MORTGAGE DEBT AND RESTRUCTURING ACTIVITIES

     The Trust has a "Mortgage Note" obligation with the Mortgage Note Lender, which had an original maturity date of December 15, 1995. The principal balance of the Mortgage Note as of December 31, 1999 and 1998 was $43,794,000. The stated terms of the Mortgage Note provide

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS

     for monthly payments of interest only accruing at the rate of 8.88% per annum ($324,000 per month).

     As part of a 1992 debt restructuring, the Trust entered into a Cash Management Agreement with the Mortgage Note Lender and assigned all lease and rental receipts to the Mortgage Note Lender as additional collateral. Pursuant to this agreement, a third-party escrow agent was appointed to receive all rental payments from tenants, to deposit such funds in a cash collateral account, and to fund monthly operating expenses in accordance with a budget approved by the Mortgage Note Lender. The Cash Management Agreement also provides for the establishment of a capital reserve account, which is maintained by the escrow agent. Disbursements from this account, which is funded each month from any excess operating cash flow, are limited to capital expenditures approved by the Mortgage Note Lender. As of December 31, 1999, the third-party escrow agent held, in trust, cash balances of $2,322,000 in the cash collateral account and $1,037,000 in the capital reserve account.

     Under the terms of the 1992 debt restructuring transactions, the Mortgage Note Lender received warrants to purchase 367,868 Shares of the Trust at $.0001 per share. The Mortgage Note Lender exercised the warrants in 1998 and owns 367,868 of the Trust's Shares at December 31, 1999 and 1998. (See
     Note 2.)

     The Trust also has a "Term Loan" obligation with PNC Bank N.A. ("Term Loan Lender") in place since December 15, 1992, which had an original principal balance of $2,859,000. The Term Loan is collateralized by a subordinate lien on the Mall. The principal balance of the Term Loan was $1,570,000 and $1,580,000, respectively, as of December 31, 1999 and 1998. The stated terms of the Term Loan provide for an annual pay rate of 8.88%, but an annual accrual interest at a rate that re-sets periodically. The accrual interest rate is computed at the Trust's discretion at either 2 5/8% above the Euro-Rate (as defined) or 1 1/8% above the Prime Rate (as defined). The accrual rate in effect as of March 15, 2000 was 8.90%. The excess of the interest accrued over the interest paid is included in the principal balance of the Term Loan in the accompanying Balance Sheets.

     EXTENSIONS OF DEBT

     The Trust's Mortgage Note Lender and Term Loan Lender agreed to extensions of the maturity dates of the loans through June 15, 1998. Following the June 15, 1998 scheduled maturity date, the Mortgage Note Lender granted three six-month forbearance arrangements (through December 15, 1998, then through June 15, 1999, and then through December 15, 1999) wherein it agreed not to exercise remedies for non-payment of the outstanding principal balance. The Term Loan Lender also granted three six-month extensions of its maturity dates so as to coincide with such forbearance periods. The forbearance and extension arrangements were conditioned upon, among other things, the Trust continuing to make timely debt service payments in monthly amounts equal to those amounts stipulated in prior debt extension agreements, as set forth below.

     In consideration for the extension of the maturity date of the Mortgage Note through June 15, 1998, the Trust paid an up-front application fee of $165,000 and agreed to pay a back-end fee

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS

     of $272,900, plus interest thereon at the contract rate of 8.88% at maturity. On June 15, 1998, the Trust paid the back-end fee plus interest in the aggregate amount of $309,200 to the Mortgage Note Lender. In consideration for the extension of the maturity date of the Term Loan the Trust agreed to pay an extension fee of $23,800 in 1997 and paid additional loan fees of $88,100 to the Term Loan Lender on June 15, 1998.

     In consideration for the extension of the forbearance agreement relating to the Mortgage Note through June 15, 1999 and December 15, 1999, the Trust paid extension fees of $25,000 for each extension. In consideration for the extension of the maturity date of the Term Loan through June 15, 1999 and December 15, 1999, the Trust paid extension fees of $8,000 and $15,700, respectively.

     The Trust's expiration date of its final forbearance and extension arrangements was December 15, 1999. Inasmuch as the Trust was unable to obtain from its lenders additional forbearance and extension arrangements on economically acceptable terms, the Trust filed a voluntary bankruptcy petition on December 14, 1999.

     The Mortgage Note Lender has asserted that it is entitled to be paid interest at the default rate (which is 5.04% in excess of the stated 8.88% stated rate) for all periods following June 15, 1998, due to the Trust's failure to pay the Mortgage Note on the December 15, 1999, expiration date of the forbearance agreement. The Term Loan Lender may assert that it is likewise entitled to default rate interest at 5.00% in excess of the stated Term Loan Rate from the December 15, 1999, extended maturity date of the Term Loan. Accordingly, the Trust has recorded accrued and unpaid interest in the Balance Sheet as of December 31, 1999, at amounts which include $3,467,000 for the accrual of default rate interest for such periods. The Trust has been advised that it may have defenses to the Mortgage Note Lender's claim for default rate interest for all periods prior to December 15, 1999. There can, however, be no assurance that any such defenses would be successful.

NOTE 4:  LEASING ARRANGEMENTS

     The Trust leases shopping center space in the Mall generally under non-cancelable operating leases, some of which contain renewal options. The shopping center leases generally provide for minimum rentals, plus percentage rentals based upon specified percentages of the tenant retail store sales. Percentage rentals amounted to $245,000, $272,000, and $122,000 for the years ended December 31, 1999, 1998, and 1997, respectively. In addition, the tenants pay certain utility charges to the Trust. In most leases, tenants reimburse their proportionate share of real estate taxes and common area expenses. Recoveries of common area and real estate tax expenses amounted to $2,591,000, $2,418,000, and $2,299,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS

     Future minimum rentals under existing, non-cancelable leases at December 31, 1999, are as follows:


           YEARS ENDING DECEMBER 31,                            AMOUNT
           -------------------------                       -------------
                   2000                                      $4,804,000
                   2001                                       4,051,000
                   2002                                       3,649,000
                   2003                                       3,326,000
                   2004                                       2,796,000
                   Thereafter                                 7,457,000
                                                           -------------
                                                           $ 26,083,000
                                                           =============


     The Limited Inc. operates seven stores at the Mall. Revenues from these tenants represented approximately 13.7%, 14.2% and 13.0% of the Mall's total revenues in 1999, 1998 and 1997, respectively. No other individual tenant, or group of affiliated tenants, contributed more than 10% to the Mall's total revenues in any of the three years in the period ended December 31, 1999.

     Prior to 1998, due to the temporary closure of two of the anchor stores operating at the Mall, certain tenants exercised the right, as provided for under co-tenancy provisions set forth in their respective leases, to pay percentage rent in lieu of fixed minimum rents which amounted to $228,000 for the years ended December 31, 1997. The rental payment obligations of substantially all of these tenants reverted back to fixed minimum rent upon the March 10, 1997 opening of a Lord & Taylor department store at the Mall.

NOTE 5: ADVISORY AND MANAGEMENT AGREEMENTS

     ADVISORY AGREEMENTS

     Lend Lease Portfolio Management, Inc. ("Lend Lease" and formerly ERE Yarmouth Portfolio Management, Inc.), a wholly owned subsidiary of Lend Lease Real Estate Investments, (formerly ERE Yarmouth, Inc.) served as advisor to the Trust from the Trust's inception until the termination of its advisory agreement on December 13, 1999. The advisor makes recommendations to the Trust concerning investments, administration and day-to-day operations.

     As of December 31, 1989, the payment of portfolio management fees of $5,440,000 payable to Lend Lease had been deferred in accordance with subordination provisions contained in the original advisory agreement. Pursuant to the amended advisory agreement, Lend Lease forgave one-half, or $2,720,000, of the deferred balance. The remaining deferred fees of $2,720,000 were intended to be paid upon the disposition of the Trust's remaining property, the Mall.

     Under the terms of the advisory agreement with Lend Lease, as amended in December 1989,

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS

     Lend Lease was entitled to a management fee based on the average daily per share price of the Trust's shares plus the average daily balance of outstanding mortgage indebtedness. Such fee was calculated using an annual factor of 42.5 basis points (0.425%) and generally was payable monthly.

     Inasmuch as the Shares of the Trust ceased to be traded on a market with readily available market values on May 4, 1998, the Trustees agreed on stipulated per Share values to be used for purposes of calculating the portfolio management fee. These stipulated per share values were $0.75 per share for the period of May 4, 1998 through December 31, 1998, $0.37 per share for the period January 1, 1999 through June 30, 1999, and $0.15 per share for the period July 1, 1999 through the December 13, 1999 termination date of the Lend Lease advisory agreement with the Trust.

     Commencing with a December, 1995 extension of mortgage debt, the Mortgage Note Lender requested, and the Advisor agreed to, a partial deferral of payment of its fee. Although the fee continued to be accrued and computed in accordance with the formula described above, cash payments to Lend Lease were limited to $37,500 per quarter. These additional deferred fees were intended to be paid to Lend Lease upon the repayment of the Mortgage Note.

     In addition to the foregoing, Lend Lease earned a refinancing fee of $50,000 in connection with a December, 1996 extension of debt, which fee does not become payable until the retirement of the Trust's mortgage debt.

     For the years ended December 31, 1999, 1998 and 1997, accrued portfolio management fee expense to Lend Lease amounted to $186,195, $232,000, and $242,000, respectively. The aggregate amount of all refinancing and advisory fees due to Lend Lease at December 31, 1999, including all deferred amounts, was $3,142,741. The liability for these fees is included in "accounts payable and other liabilities" on the Balance Sheets, and the Trust has treated this amount as a general unsecured claim in the Trust's bankruptcy proceeding.

     On December 13, 1999, the Trust entered into an Advisory Agreement with Gregory Greenfield & Associates, Ltd. ("Greenfield"). Certain parties in interest raised objections to Greenfield's appointment as advisor in connection with the Trust's bankruptcy proceedings due to prior relationships between the Trust and principals of Greenfield who had previously been officers of the Trust and Lend Lease. As a consequence, Greenfield resigned as the Trust's advisor effective January 18, 2000. Greenfield was paid cash compensation of $25,000 for its advisory services.

     Effective January 18, 2000, Newleaf Corporation was appointed as the Trust's Advisor pursuant to an Advisory Agreement dated January 18, 2000 and an order of the Bankruptcy Court entered January 25, 2000. The Newleaf Advisory Agreement provides for the Advisor to receive monthly cash compensation based on the hourly billing rates of its principals, but not to exceed a cumulative amount calculated at the rate of $35,000 per month for the first three months of services, $25,000 per month for the next six months of services, and $20,000 per month for each month thereafter. The Advisor is also entitled to earn incentive fees of not more than $70,000

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS

     in connection with the sale of the Mall and $25,000 upon the consummation of a merger or similar transaction involving the Trust and ART or other entities.

     PROPERTY MANAGEMENT AGREEMENTS

     The Trust has a property management agreement with Jones Lang LaSalle Americas, Inc. (the "Manager" and formerly ERE Yarmouth Retail, Inc., formerly Compass Retail, Inc. and formerly a wholly-owned subsidiary of Lend Lease Real Estate Investments, Inc.), for the on-site management of the Mall. On September 30, 1998, Lend Lease Real Estate Investments, Inc. sold the Manager to LaSalle Partners, Incorporated ("LaSalle"), which is not affiliated with the Trust or Lend Lease.

     Management fees paid to the Manager are generally based upon a percentage of rents and certain other charges. The Manager earned management fees of $302,000, $316,000, and $307,000 for the respective years ended December 31, 1999, 1998 and 1997.

NOTE 6: SHARE OWNERSHIP

     In connection with a debt restructuring in December 1992, the Trust issued 1,675,000 previously repurchased Shares to Lend Lease for $6,700,000, or $4.00 per Share. In total at December 31, 1999 and 1998, Lend Lease owned 1,685,556 Shares, or 17.5% of the total Shares outstanding. The Trust has available for re-issuance an additional 423,343 shares previously repurchased. Any issuance of shares in excess of the shares previously repurchased would require Bankruptcy Court approval and possibly shareholder approval.

NOTE 7: COMMITMENTS AND CONTINGENCIES

     On February 3, 1998, the Trust, its trustees, and its Advisor were named as defendants in a purported class action complaint filed by a shareholder in Massachusetts State court. The complaint sought to enjoin the Merger and also sought other relief including unspecified damages. This complaint was dismissed without prejudice in 1999.

     Counsel for ART has indicated that ART has claims against the Trust arising from the purported termination of the Revised Merger Agreement, and in connection therewith, ART has filed a proof of claim in the Trust's bankruptcy proceedings in the amount of $2,162,000.

NOTE 8: JOINT PLAN OF REORGANIZATION

     On April 10, 2000, the Trust and the Mortgage Note Lender filed a Joint Plan of Reorganization (the "Plan") in the Bankruptcy Court. The Plan provides for the allowance of a secured claim of the Mortgage Note Lender in the amount of approximately $47,478,000 plus legal fees, which amount includes accrued and unpaid interest of approximately $3,360,000 calculated at the default rate from June 15, 1998 to the December 14, 1999 bankruptcy petition date. The Plan further provides that the Mortgage Note Lender will waive its entitlement to default rate interest if, by certain specified dates in July, 2000: (a) a Plan confirmation order is entered by the

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS

     Bankruptcy Court or the Mall is sold pursuant to order of the Bankruptcy Court; (b) the general unsecured creditors (including Lend Lease) and the Term Loan Lender vote to accept the Plan; and (c) the closing of a sale of the Mall takes place or the Mortgage Note Lender is conveyed title to the Mall.

     Upon the closing of the sale or conveyance of the Mall, the Plan provides that the Mortgage Note Lender will receive payment of its secured claim first from the restricted cash accounts held in trust by the escrow agent pursuant to the Cash Management Agreement and secondly from the sales proceeds of the Mall. The Trust will deliver to an escrow agent a deed in lieu of foreclosure in favor of the Mortgage Note Lender which shall be released only in the event of a default by the Trust under the terms of the Plan or the Trust's failure to meet certain July, 2000, payment deadlines (unless extended). If the proceeds from the proposed sale of the Mall are sufficient to pay all of the Trust's claims in full, the Plan provides that the Mortgage Note Lender will be entitled to a $200,000 administrative and forbearance fee.

     Under the Plan, the Term Loan Lender will be paid its secured claim from the proceeds remaining from the sale of the Mall, after payment of the Mortgage Note. To the extent that the Term Loan is not paid in full from such proceeds, then the deficiency will be treated as a general unsecured claim. General unsecured claims will share pro rata in the Trust's remaining funds after payment of administrative expenses, certain priority tax claims, and secured claims; provided, however, the Mortgage Note Lender has agreed to fund up to $750,000 for the payment of general unsecured claims under certain conditions. The Shareholders of the Trust would retain their shares in accordance with the Declaration of Trust and in accordance with any treatment which might be set forth in any plan of merger which might be negotiated with ART or other entities.

NOTE 9: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1999 and 1998:


                                                                            QUARTER ENDED
                                                   -----------------------------------------------------------------
         1999                                      MARCH 31,            JUNE 30,     SEPTEMBER 30,      DECEMBER 31,
         ----                                      ---------            --------     -------------      ------------
                                                            (in thousands, except per share amounts)
         Revenues from rental operations           $   1,612           $   1,519        $   1,454        $   1,565
         Income from rental operations                 1,479               1,164            1,322            1,122
         Net income (loss) (1) (2)                       347                  42              179           (3,547)
         Net income (loss) per share (2)                 .04                 .00              .02             (.37)



                                                                               QUARTER ENDED
                                                   ----------------------------------------------------------------
         1998                                      MARCH 31,            JUNE 30,   SEPTEMBER 30,       DECEMBER 31,
         ----                                      ---------            --------   -------------       ------------
                                                              (in thousands, except per share amounts)
         Revenues from rental operations         $    1,553            $   1,337      $   1,619          $   1,682
         Income from rental operations                  760                  968          1,429              1,677
         Net income (loss) (1)                         (335)                (145)           282                348
         Net income (loss) per share                   (.04)                (.02)           .03                .05



     (1) The 1999 and 1998 results reflect the cessation of depreciation and amortization of the Mall's assets as a result of the Trust's real estate being classified as "held for sale" as of April 1, 1998.

     (2) The quarter ended December 31, 1999, reflects the recording of default rate interest on the Mortgage Note from June 15, 1998, and the Term Loan from December 15, 1999, in the total amount of $3,467,000.

                          FINANCIAL STATEMENT SCHEDULE
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION (5)--(UNAUDITED)



                                                                   Cost
                                                                Capitialized                     Gross Amount
                                                                 Subsequent                     at which Carried
                                        Initial cost           to Acquisition                at Close of Period (3)
                                     ---------------------    ----------------    ---------------------------------------------
                                                                 Deferred                                 Deferred
                                                 Bldg &       Leasing Costs &                  Bldg. &     Leasing
Description          Encumbrances     Land       Improve.       Improvements        Land       Improve.     Costs         Total
-----------          ------------     ----       --------       ------------        ----       --------     -----         -----

Harrisburg East Mall   $49,005(1)   $ 4,700(2)   $31,287(2)        $23,753         $4,700(2)   $49,318(2)   $5,722(6)    $59,740
   Harrisburg, PA

--------------------------------------------------------------------------------------------------------------------------------
Totals                 $49,005      $ 4,700      $31,287           $23,753         $4,700      $49,318      $5,722       $59,740
--------------------------------------------------------------------------------------------------------------------------------



                                                                       Life on
                                                                        which
                                                                    Depreciation
                                                                      in Latest
                        Accum.                                       Income Stmt.
                     Depreciation      Date of          Date              is
                       & Amort       Construction      Acquired        Computed
                       -------       ------------      --------        --------

Harrisburg East Mall   $19,710          1969(4)         3/13/85           N.A.
   Harrisburg, PA
-------------------------------
Totals                 $19,710
-------------------------------


(1) Encumbrances are composed of the principal amounts of a mortgage note payable constituting a first lien on the Mall and a term loan payable to a bank constituting a subordinated lien on the Mall, together with the related amounts of accrued interest thereon as of December 31, 1999.

(2)  Initial cost is net of imputed interest of $5,280 at date of acquisition.

(3) The aggregate tax basis of the Trust's land and building is $54 million as of December 31, 1998.

(4) Renovation of the Mall was completed in 1993.

(5) As discussed in the Notes to Financial Statements, the Trust intends to sell the Mall and as such, its investment in real estate is presented on the balance sheets as held for sale at December 31, 1999 and 1998. This asset includes deferred leasing costs, and is carried at the lower of cost or fair value less cost to sell. Depreciation and amortization of the Mall's assets ceased beginning April 1, 1998.

(6) Included in deferred leasing costs is a 1990 payment of $5,500,000 made to an anchor tenant at the Mall in exchange for the tenant relinquishing space that was subsequently converted into leasable are for mall shops.



RECONCILIATION OF GROSS CARRYING                                 RECONCILIATION OF ACCUMULATED DEPRECIATION &
AMOUNT OF REAL ESTATE:                                           AMORTIZATION:

Balance, December 31, 1996                 $ 57,920               Balance, December 31, 1996                        $ 16,989

  Improvements and Additions                    546               Depreciation & amortization expense                  2,181
                                           --------                                                                 --------
Balance, December 31, 1997                   58,466               Balance, December 31, 1997                          19,170

  Improvements and Additions                    652               Depreciation & amortization expense                    588
                                           --------                                                                 --------
Balance, December 31, 1998                   59,118               Balance, December 31, 1998                          19,758

  Improvements and Additions                    622               Retirement                                             (48)
                                           --------                                                                 --------
Balance, December 31, 1999                 $ 59,740               Balance, December 31, 1999                        $ 19,710
                                           --------                                                                 --------
                                           --------                                                                 --------
