Form 10-K/A
period 1999-12-31
EQK REALTY INVESTORS I
filed 2000-07-14
CIK 755926

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE.

EXPLANATORY NOTE

         This Amendment No. 1 is filed solely to (a) amend Item 8 (including corresponding changes to the financial statements and Note 1 thereto) to label all the financial statements as unaudited since no accountants' report is included and (b) amend Item 9 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Registrant's financial statements and supplementary data listed in
Item 14(a) appear immediately following the signatures page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In March, 2000, the Trust filed an application in the Bankruptcy Court with jurisdiction over its pending bankruptcy proceedings for authority to employ Deloitte & Touche LLP ("Deloitte") as auditors, accountants, and tax consultants. Certain parties in interest filed objections in the Bankruptcy Court to such employment and Deloitte subsequently requested that the Trust withdraw its application to retain Deloitte. On May 18, 2000, the Trust filed a praecipe to withdraw the Deloitte employment application. Accordingly, Deloitte ceased acting as the Trust's independent public accountants as of such date. The Trust has not replaced Deloitte. Deloitte's reports on the Trust's financial statements for the fiscal years ended December 31, 1998 and December 31, 1997 do not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that Deloitte's report on the Trust's financial statements for the fiscal year ended December 31, 1998 includes an explanatory paragraph indicating that there is substantial doubt about the Trust's ability to continue as a going concern. Deloitte did not audit the Trust's financial statements for the fiscal year ended December 31, 1999.

         During the Trust's last two fiscal years ended December 31, 1998 and the subsequent intervening period to the date hereof, there were no disagreements between the Trust and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

         The Trust requested and Deloitte furnished a letter addressed to the Securities and Exchange Commission stating it agrees with the above statements. A copy of this letter, dated July 7, 2000, is filed as Exhibit 99 to the Trust's Form 8/K filed on July 7, 2000.

         None of the "reportable events" described in Item 304 (a)(1)(v) of Regulation S-K occurred with respect to the Trust within the two fiscal years ended December 31, 1998 and the subsequent intervening period to the date hereof.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to a report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of July, 2000.

                                            EQK Realty Investors I

                                            By:  /s/LLOYD T. WHITAKER
                                               --------------------------------
                                                     LLOYD T. WHITAKER
                                                     PRESIDENT (PRINCIPAL
                                                     EXECUTIVE OFFICER)

                             EQK REALTY INVESTORS I
                                 BALANCE SHEETS
                                   (UNAUDITED)
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
                                                                                                           ============  ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

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
=====================================================================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
                                  (UNAUDITED)


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
================================================================================





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                Years ended December 31,
                                                             1999       1998         1997
---------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                        ($2,979)    $   150     ($1,961)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation, amortization and property write-off        (48)        588       2,181
      Amortization of deferred financing costs                  71         186         351

  Changes in assets and liabilities:
     Increase (decrease) in accounts payable, other
          liabilities and accrued interest                   3,414         252         198
      (Increase) decrease in accounts receivable
         and other assets                                      279         421        (537)
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                      737       1,597         232
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to real estate investments                        (622)       (652)       (546)
---------------------------------------------------------------------------------------------
Net cash used in investing activities                         (622)       (652)       (546)
---------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Scheduled repayments of debt                                (10)         (5)       --
   Payment of deferred financing costs                        --          (402)        (24)
---------------------------------------------------------------------------------------------
Net cash used in financing activities                          (10)       (407)        (24)
---------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents               105         538        (338)
Cash and cash equivalents
  beginning of year                                          3,861       3,323       3,661
---------------------------------------------------------------------------------------------
Cash and cash equivalents
  end of year                                              $ 3,966     $ 3,861     $ 3,323
=============================================================================================
Supplemental disclosure of cash flow information:
Interest paid                                              $ 4,019     $ 4,058     $ 4,022
=============================================================================================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

     In March 2000, the Trust filed an application in the Bankruptcy Court for authority to employ Deloitte & Touche LLP ("Deloitte") as its independent accountants, including serving as auditors of its 1999 financial statements. Certain parties in interest filed objections in the Bankruptcy Court to such employment, and Deloitte subsequently requested that the Trust withdraw its application to retain Deloitte.
     On May 18, 2000, the Trust filed a praecipe to withdraw the Deloitte employment application. Accordingly, as of such date, Deloitte ceased acting as the Trust's independent public accountants, and the 1999 financial statements are unaudited. Furthermore, because the Trust has not received a currently dated auditors' report with respect to the financial statements for 1998 and 1997, such statements have also been labled unaudited.

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     Under the terms of the advisory agreement with Lend Lease, as amended in December 1989,

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                             EQK REALTY INVESTORS I
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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
